Form 10-Q
period 2011-09-30
Exelis Inc.
filed 2011-11-18
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35228

EXELIS INC.
(Exact name of registrant as specified in its charter)

State of Indiana (State or Other Jurisdiction of Incorporation or Organization)	45-2083813 (I.R.S. Employer Identification Number)

1650 Tysons Boulevard, Suite 1700, McLean, Virginia 22102
(Address of principal executive offices)

(703) 790-6300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 15, 2011, there were 184,578,157 shares of common stock ($0.01 par value per share) issued and outstanding.

PART II. OTHER INFORMATION	34

ITEM 1. LEGAL PROCEEDINGS	34

ITEM 1A. RISK FACTORS	35

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4. (REMOVED AND RESERVED)	35

ITEM 5. OTHER INFORMATION	35

ITEM 6. EXHIBITS	35
EX-10.6
EX-10.8
EX-10.9
EX-10.10
EX-10.12
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE DEFENSE AND INFORMATION SOLUTIONS SEGMENT OF ITT CORPORATION

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
FOR THE PERIODS ENDED SEPTEMBER 30,	2011	2010	2011	2010
Product revenue	$744	$812	$2,111	$2,541
Service revenue	785	550	2,248	1,715

Total revenue	1,529	1,362	4,359	4,256

Cost of product and service revenue
Cost of product revenue	510	565	1,465	1,782
Cost of service revenue	688	483	1,996	1,510
Selling, general and administrative expenses	150	125	429	389
Research and development expenses	24	27	72	85
Restructuring charges, net	1	1	5	20

Operating income	156	161	392	470
Interest expense, net	1	—	1	—
Other expense (income), net	1	(8)	(13)	(7)

Income from continuing operations before income tax expense	154	169	404	477
Income tax expense	53	61	142	169

Income from continuing operations	101	108	262	308
Income from discontinued operations, net of tax	—	144	—	150

Net income	$101	$252	$262	$458

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

Page ï 1

THE DEFENSE AND INFORMATION SOLUTIONS SEGMENT OF ITT CORPORATION

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
FOR THE PERIODS ENDED SEPTEMBER 30,	2011	2010	2011	2010
Net income	$101	$252	$262	$458
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustment	10	4	12	(1)
Defined benefit plans
Amortization of net actuarial loss included in net periodic pension cost	1	1	3	2
Amortization of prior service cost included in net periodic pension cost	—	—	1	1
Unrealized loss on securities
Unrealized loss arising during the period	—	(3)	(1)	(2)
Less: reclassification adjustment for gains included in net income	—	—	(9)	—

Other comprehensive income, net of tax	$11	$2	$6	$—

Total comprehensive income	$112	$254	$268	$458

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

Page ï 2

THE DEFENSE AND INFORMATION SOLUTIONS SEGMENT OF ITT CORPORATION

CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$64	$18
Receivables, net	1,057	954
Inventories, net	330	238
Deferred tax asset	121	121
Other current assets	36	52

Total current assets	1,608	1,383

Plant, property and equipment, net	459	458
Goodwill	2,154	2,156
Other intangible assets, net	224	258
Other non-current assets	80	40

Total non-current assets	2,917	2,912

Total assets	$4,525	$4,295

Liabilities and Parent Company Equity
Current liabilities
Accounts payable	$430	$326
Advance payments and billings in excess of costs	444	427
Compensation and other employee benefits	193	215
Other accrued liabilities	285	200

Total current liabilities	1,352	1,168

Postretirement benefits	188	184
Long-term debt	649	—
Deferred tax liability	222	204
Other non-current liabilities	135	129

Total non-current liabilities	1,194	517

Total liabilities	2,546	1,685

Commitments and contingencies (Note 13)
Parent Company Equity
Parent company investment	2,041	2,678
Accumulated other comprehensive loss, net of tax	(62)	(68)

Total parent company equity	1,979	2,610

Total liabilities and parent company equity	$4,525	$4,295

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

Page ï 3

THE DEFENSE AND INFORMATION SOLUTIONS SEGMENT OF ITT CORPORATION

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2011	2010
Operating Activities
Net income	$262	$458
Less: Income from discontinued operations	—	(150)

Income from continuing operations	262	308
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	100	102
Stock-based compensation	12	11
Restructuring charges, net	5	20
Payments for restructuring	(17)	(12)
Changes in assets and liabilities
Change in receivables	(103)	(27)
Change in inventories	(91)	9
Change in other assets	(43)	(2)
Change in accounts payable	104	(32)
Changes in advance payments and billings in excess of costs	17	(22)
Changes in Other Liabilities	96	134
Other, net	1	2

Net cash provided by operating activities	343	491

Investing Activities
Capital expenditures	(55)	(72)
Proceeds from the sale of assets	14	251
Acquisition, net of cash acquired	—	(5)
Other, net	(4)	1

Net Cash (used in) provided by investing activities	(45)	175

Financing Activities
Proceeds from the issuance of long-term debt, net	649	—
Debt issuance costs	(6)	—
Transfer to parent, net	(899)	(662)
Other, net	6	(12)

Net Cash used in financing activities	(250)	(674)

Exchange rate effects on cash and cash equivalents	(2)	—
Net cash from discontinued operations	—	4

Net change in cash and cash equivalents	46	(4)
Cash and cash equivalents, beginning of the year	18	34

Cash and Cash Equivalents, End of Period	$64	$30

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

Page ï 4

THE DEFENSE AND INFORMATION SOLUTIONS SEGMENT OF ITT CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

BACKGROUND AND BASIS OF PRESENTATION

Background
Exelis Inc. (“Exelis” or the “Company”) is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of integrated electronic warfare, sensing and surveillance, air traffic management, information and cyber-security, and networked communications. Exelis also has growing positions in composite aerostructures, logistics and technical services. The Company’s customers include the U.S. Army, Navy, Marines and Air Force, NASA, various U.S. civil, intelligence and security agencies, the Federal Aviation Administration, allied militaries and governments, and various commercial customers. Exelis Inc. (f/k/a ITT DCO, Inc.) was incorporated in Indiana on May 4, 2011. The name of the Company was changed from ITT DCO, Inc. to Exelis Inc. on July 14, 2011.

On October 31, 2011, ITT Corporation (“ITT”) completed the previously announced spin-off (the “Spin-off”) of Exelis, formerly ITT’s Defense & Information Solutions segment. Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Exelis was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Exelis common stock for every one share of common stock of ITT held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis and Xylem Inc. After the Distribution Date, ITT does not beneficially own any shares of Exelis common stock.

Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (SEC) on October 6, 2011. Our common stock began trading “regular-way” under the symbol “XLS” on the New York Stock Exchange on November 1, 2011.

In connection with the Spin-off, the Company issued senior notes and borrowed under a credit facility to fund an $884 dividend to ITT (“ITT Dividend”). Specifically, on September 20, 2011, we issued an aggregate principal amount of $650 senior notes (See Note 9, Debt) and on October 28, 2011 we borrowed $240 under a revolving credit facility (See Note 15, Subsequent Events). The net proceeds from the issuance of the senior notes and borrowings under the credit facility were paid to ITT to fund the ITT Dividend. Following the Spin-off on October 31, 2011, we will have cash and cash equivalents balance of at least $200.

Unless the context otherwise requires, references in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our company” refer to Exelis Inc. References in these notes to “ITT” or “parent” refers to ITT Corporation, an Indiana corporation, and its consolidated subsidiaries (other than Exelis), unless the context otherwise requires.

Page ï 5

Basis of Presentation
The unaudited Condensed Combined Financial Statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in the information statement filed as an exhibit to our Registration Statement on Form 10 as amended and filed with the SEC on October 5, 2011 (“Information Statement”), in preparing these financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Information Statement.

All significant intra-company transactions between our businesses have been eliminated. All significant intercompany transactions between us and ITT have been included in these financial statements and are considered to be effectively settled for cash in these financial statements at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as “parent company investment.”

The unaudited Condensed Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of ITT and may not be indicative of Exelis’s future performance and periods prior to the Spin-off do not necessarily reflect what the results of operations, financial position, and cash flows would have been had Exelis operated as a stand-alone company.

Our unaudited Condensed Combined Financial Statements include expenses of ITT allocated to us for certain functions provided by ITT, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. Both we and ITT consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our separation from ITT, we will perform these functions using our own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by ITT under transition services agreements, which are planned to extend for a period of 3 to 24 months in most circumstances. In addition to the transition services agreements, we will enter into a number of commercial agreements with ITT in connection with the separation, many of which are expected to have terms longer than one year.

ITT uses a centralized approach to cash management and financing of its operations, excluding debt where we are the legal obligor. Prior to the Spin-off, the majority of our cash was transferred to ITT daily and ITT funded our operating and investing activities as needed. Cash transfers to and from ITT’s cash management accounts are reflected in the Condensed Combined Balance Sheets as “Parent company investment.”

Page ï 6

The unaudited Condensed Combined Financial Statements include certain assets and liabilities that have historically been held at the ITT corporate level but are specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by ITT at the corporate level are not specifically identifiable to Exelis and therefore were not allocated to us for any of the periods presented. Cash and cash equivalents in our balance sheets primarily represent cash held locally by entities included in these financial statements. ITT third-party debt, and the related interest expense has not been allocated to us for any of the periods presented as we were not the legal obligor of the debt and the ITT borrowings were not directly attributable to our business.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, income tax contingency accruals and valuation allowances, fair value measurements, impairment of goodwill and other intangibles, postretirement obligations and certain contingent liabilities. Actual results could differ from these estimates.

Exelis combines companies in which it has a controlling financial interest or when Exelis is considered the primary beneficiary of a variable interest entity. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the Condensed Combined Statements of Operations. The results of companies acquired or disposed of during the fiscal year are included in the Condensed Combined Statements of Operations from the effective date of acquisition or up to the date of disposal.

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly unaudited Condensed Combined Financial Statements are described as ending on the last day of the calendar quarter.

NOTE 2

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued additional guidance applicable to the testing of goodwill for potential impairment. Specifically, for reporting units with zero or negative carrying amounts, an entity is required to perform the second step of the goodwill impairment test (a comparison between the carrying amount of a reporting unit’s goodwill to its implied fair value) if it is more likely than not that a goodwill impairment exists, considering any adverse qualitative factors. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As of the date of our most recent goodwill impairment test, none of our reporting units would have been affected by the application of this guidance as each reporting unit had a carrying amount that exceeded zero.

In April 2010, the FASB issued authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. On January 1, 2011, we adopted the new guidance on a prospective basis. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Page ï 7

In October 2009, the FASB issued amended guidance on the accounting for revenue arrangements that contain multiple elements by eliminating the criteria that objective and reliable evidence of fair value for undelivered products or services needs to exist in order to be able to account separately for deliverables and eliminating the use of the residual method of allocating arrangement consideration. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted. On January 1, 2011, we adopted the new guidance on a prospective basis. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Pronouncements Not Yet Adopted
In September 2011, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this guidance on January 1, 2012; however, the requirements are not expected to have a material effect on the Company’s Unaudited Condensed Combined Financial Statements.

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the periods beginning after December 15, 2011, and early application is prohibited. We will adopt these amendments on January 1, 2012; however, the requirements are not expected to have a material effect on the Company’s Unaudited Condensed Combined Financial Statements.

NOTE 3

ACQUISITIONS & DIVESTITURES

Acquisitions
We did not engage in any significant acquisitions during the first nine months of 2011 and 2010.

Divestitures
We did not engage in any divestitures during the first nine months of 2011. On September 8, 2010, we completed the sale of CAS, Inc. (CAS), a component of our Information and Technical Services segment engaged in systems engineering and technical assistance (SETA) for the U.S. Government. Proceeds from the sale were $237, net of applicable direct transaction costs. The sale resulted in a $130 after tax gain reported as a component of income from discontinued operations. The transaction resulted in a tax benefit of $4 primarily due to the difference in book and tax bases of CAS. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of CAS, nor do we expect significant continuing cash flows from CAS. Accordingly, the financial position, results of operations and cash flows from CAS are reported as a discontinued operation for the periods presented. During the three and nine months ended September 30, 2010, CAS provided third-party revenue of $46 and $160, respectively, and operating income of $4 and $13, respectively, included within discontinued operations.

Page ï 8

NOTE 4

RESTRUCTURING CHARGES, NET

During the three and nine months ended September 30, 2011, we recognized restructuring charges of $1 and $11, respectively, representing additional employee severance costs associated with restructuring actions initiated primarily by our C4ISR Electronics and Systems segment. We do not expect to incur significant future charges related to these actions.

During the three and nine months ended September 30, 2010, we recognized restructuring charges of $5 and $32, respectively, primarily related to an action to realign our company to enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. The initiative was substantially completed during 2010 and resulted in a total charge of $26 primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with three facilities that were substantially closed during 2010. There was no remaining liability related to the realignment activities as of September 30, 2011. The realignment resulted in headcount reductions of 642, which included 162 factory workers, 457 office workers and 23 management employees.

The table provided below summarizes the presentation of restructuring charges, net, within our Condensed Combined Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months		Nine Months
For the Periods Ended September 30,	2011	2010	2011	2010
Net restructuring cost presented in cost of product revenue	$—	$4	$6	$12
Net restructuring cost presented in restructuring charges, net	1	1	5	20

Total restructuring charges, net	$1	$5	$11	$32

NOTE 5

INCOME TAXES

Effective Tax Rate
Our income taxes as presented are calculated on a separate tax return basis, and may not be reflective of the results that would have occurred on a stand-alone basis. Our operations have historically been included in ITT’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns.

With the exception of certain dedicated foreign entities, we are deemed to settle the current tax balances annually at year-end or at spin-off with the legal tax-paying entities in the respective jurisdictions. The annual year-end settlements are reflected as changes in parent company investment in the Condensed Combined Balance Sheets. The quarterly taxes payable balance is recorded in other accrued liabilities in our Condensed Combined Balance Sheet.

Our quarterly income tax expense is measured using an estimated annual effective tax rate, adjusted for discrete items within the period. The comparison of effective tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences. The estimated annual effective tax rate for 2011 and 2010 was comparable before the impact of discrete items.

For the three months ended September 30, 2011, the Company recorded an income tax provision of $53 or 34.4% of income from continuing operations before income tax expense compared to $61 or 36.1% during the same prior year period. For 2011 and 2010, the effective tax rate varies from the

Page ï 9

federal statutory rate of 35% due to favorable impacts from the U.S. manufacturing deduction and research and development credits substantially offset by the unfavorable impact of state taxes.

For the nine months ended September 30, 2011, the Company recorded an income tax provision of $142 or 35.1% of income from continuing operations before income tax expense compared to $169 or 35.4% during the same prior year period. For 2011 and 2010, the effective tax rate was slightly higher than the federal statutory rate of 35% due to favorable impacts from the U.S. manufacturing deduction and research and development credits substantially offset by the unfavorable impact of state taxes.

Uncertain Tax Positions
We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of September 30, 2011 and December 31, 2010, we had $34 and $38, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that would affect the effective tax rate was $21 and $18, as of September 30, 2011 and December 31, 2010, respectively. Uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We believe it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2011 could decrease by $8 within the next 12 months.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Condensed Combined Statement of Operations. We had $4 and $3 of interest accrued as of September 30, 2011 and December 31, 2010, respectively.

NOTE 6

RECEIVABLES, NET

	September 30, 2011	December 31, 2010
Billed receivables	$555	$598
Unbilled contract receivables	505	357
Other	1	3

Receivables, gross	1,061	958
Allowance for doubtful accounts	(4)	(4)

Receivables, net	$1,057	$954

Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the September 30, 2011 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.

Total billed receivables due from the U.S. Government, either directly or as subcontractor with the Government were $455 and $489 at September 30, 2011 and December 31, 2010, respectively.

NOTE 7

INVENTORIES, NET

	September 30, 2011	December 31, 2010
Production costs of contracts in process	$299	$216
Less – progress payments	(11)	(25)

Production costs of contracts in process, net	288	191
Product inventory	42	47

Inventories, net	$330	$238

Page ï 10

Deferred production costs incurred on in-process and delivered units in excess of the aggregate estimated average cost of those units were $39 and $29 as of September 30, 2011 and December 31, 2010, respectively.

NOTE 8

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill
During the second quarter of 2011, the Company finalized its valuation of the purchase price and acquired intangible assets for SRA AOS which was acquired during the fourth quarter of 2010, resulting in a $2 increase in other intangible assets and a corresponding decrease in goodwill. The following table provides a roll-forward of the carrying amount of goodwill by segment during the nine months ended September 30, 2011:

	C4ISR Electronics and	Information and
	Systems	Technical Services	TOTAL
Balance as of January 1, 2011	$1,776	$380	$2,156
Increase in Other Intangible Assets	—	(2)	(2)

Balance as of September 30, 2011	$1,776	$378	$2,154

Other Intangible Assets, Net

	September 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles	Amount	Amortization	Intangibles
Customer and distributor relationships	$515	$(300)	$215	$513	$(265)	$248
Proprietary technology	22	(14)	8	22	(13)	9
Patents and other	4	(3)	1	4	(3)	1

Other Intangible Assets, net	$541	$(317)	$224	$539	$(281)	$258

We amortize other intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense related to other intangible assets for the three and nine month periods ended September 30, 2011 were $12 and $36, respectively, and $15 and $46 for the three and nine month periods ended September 30, 2010, respectively. Estimated amortization expense for the remaining three months of 2011 and each of the five succeeding years is as follows:

Remaining 2011	$13
2012	38
2013	24
2014	21
2015	18
2016 and thereafter	110

Total	$224

Page ï 11

NOTE 9

DEBT

The following table provides the components of long-term debt at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 30, 2010
Long-term debt	$650	$-
Unamortized debt discounts	(1)	-

Total Long-Term debt	$649	$-

The following table provides a summary of outstanding Notes with associated maturity dates and interest rates at September 30, 2011 and December 31, 2010. The estimated fair value was determined using quoted prices in active markets (Level 1 inputs) for identical securities obtained from an external pricing service.

		September 30, 2011		December 31, 2010
		Carrying		Carrying
	Interest rate	Value	Fair Value	Value	Fair Value
Maturity Date:
October 2016	4.25	$250	$254	$—	$—
October 2021	5.55	400	406	—	—

		$650	$660	$—	$—

Senior Notes
In connection with the Spin-off, on September 20, 2011, the Company and ITT entered into an indenture with Union Bank, N.A., as trustee (the “Indenture”), related to the issuance by the Company of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 (the “2016 Notes”) and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (the “2021 Notes” and together with the 2016 Notes, the “Notes”) in a private placement arrangement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The public offering prices of the 2016 Notes and the 2021 Notes were 99.824% and 99.762%, respectively, of their principal amounts. Interest on the 2016 Notes and the 2021 Notes accrue from September 20, 2011 and is payable on April 1 and October 1 of each year, commencing on April 1, 2012. The Notes were initially guaranteed on a senior unsecured basis by ITT, which guarantee was automatically and unconditionally terminated on October 31, 2011, in connection with the Spin-off. The Company paid the net proceeds from the issuance of the Notes to ITT as part of the ITT Dividend, which is included in transfer to parent, net, in our Condensed Combined Statements of Cash Flows.

In connection with the issuance of the Notes, we capitalized debt issuance costs of approximately $2 and $4 for the 2016 Notes and 2021 Notes, respectively, which are included in other non-current assets. The original debt discount of $0.4 and $1 for the 2016 and 2021 Notes, respectively, are included as a reduction to long-term debt. Both the debt issuance costs and the debt discount will be amortized over the life of the Notes. Accrued interest payable, included in other accrued liabilities was $1 at September 30, 2011.

The Indenture includes covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions. The Indenture also provides for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant in the

Page ï 12

Indenture for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization of the Company.

We may redeem each series of the Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the Notes to be redeemed. The Notes shall be redeemable as a whole or in part, at the Company’s option at any time and from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption. If a change of control triggering event occurs, as defined in the Indenture, we will be required to make an offer to purchase the Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

On September 20, 2011, the Company entered into a registration rights agreement with the initial purchasers of the Notes (the “Exelis Registration Rights Agreement”). The Company agreed under the Exelis Registration Rights Agreement, to (i) file a registration statement on an appropriate registration form with respect to a registered offer to exchange the Notes, as applicable, for new notes, with terms substantially identical in all material respects to the Notes, as applicable, and (ii) cause the registration statement to be declared effective under the Securities Act. If the exchange offer is not completed within 365 days after the issue date of the Notes or, if required, the Company will use its reasonable best efforts to file and to have declared effective a shelf registration statement relating to the resale of the Notes. If the Company fails to satisfy this obligation (a “registration default”) under the Exelis Registration Rights Agreement, the annual interest rate on the Notes will increase by 0.25%. The annual interest rate on the Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year. If the registration default is corrected, the applicable interest rate on such Notes will revert to the original level. If the Company must pay additional interest, the Company will pay it to the holders of the Notes in cash on the same dates that it makes other interest payments until the registration default is corrected.

NOTE 10

POSTRETIREMENT BENEFIT PLANS

The following tables provide the components of net periodic benefit costs for pension plans, and other employee-related benefit plans for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011			2010
		Other			Other
	Pension	Benefits	Total	Pension	Benefits	Total
Net periodic benefit costs:
Service cost	$2	$—	$2	$2	$—	$2
Interest cost	5	1	6	6	1	7
Expected return on plan assets	(7)	—	(7)	(7)	—	(7)
Amortization of net actuarial loss	1	—	1	—	—	—
Amortization of prior service cost	—	—	—	—	—	—

Net periodic benefit costs	$1	$1	$2	$1	$1	$2

Page ï 13

	Nine Months Ended September 30,
	2011			2010
		Other			Other
	Pension	Benefits	Total	Pension	Benefits	Total
Net periodic benefit costs:
Service cost	$5	$—	$5	$5	$1	$6
Interest cost	16	4	20	16	4	20
Expected return on plan assets	(22)	—	(22)	(21)	—	(21)
Amortization of net actuarial loss	4	—	4	2	(1)	1
Amortization of prior service cost	1	(1)	—	1	(1)	—

Net periodic benefit costs	$4	$3	$7	$3	$3	$6

We contributed approximately $33 and $4 to our various plans during the nine months ended September 30, 2011 and 2010, respectively. We expect to make additional contributions of $8 during the remainder of 2011. Certain Company employees participate in defined benefit pension and other postretirement benefit plans sponsored by ITT, which include participants of other ITT subsidiaries. We recorded approximately $27 and $67 of expense related to such multiemployer plans during the three and nine months ended September 30, 2011, respectively, and $16 and $48 for the three and nine months ended September 30, 2010, respectively.

Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss:

	September 30,	December 31,
	2011	2010
Foreign currency translation adjustment	$2	$(9)
Net unrealized gain on securities, net of tax of $0 and $5, respectively	—	9
Unamortized defined benefit plan costs, net of tax of $34 and $37, respectively	(64)	(68)

Total accumulated other comprehensive loss	$(62)	$(68)

The changes in the unamortized defined benefit plan costs, net of tax, were $4 and $3 for the nine months ended September 30, 2011 and 2010, respectively, and are included in other comprehensive income in the Condensed Combined Statements of Comprehensive Income.

Unamortized defined benefit plan costs consist primarily of net after-tax actuarial loss amounts totaling $60 and $62 as of September 30, 2011, and December 31, 2010, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.

NOTE 11

LONG-TERM INCENTIVE EMPLOYEE COMPENSATION

ITT maintains several plans for the benefit of certain of its officers, directors and employees. The following disclosures represent our portion of the plans maintained by ITT in which our employees participated. All awards granted under the plans consist of ITT common shares. Accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that we would have experienced as an independent, publicly-traded company for the periods presented. ITT’s long-term incentive awards program comprises three components: non-qualified stock options (NQOs), restricted stock or restricted stock units (RS) and a target cash award (TSR). We account for NQOs and RS as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation.

Page ï 14

Long-term incentive employee compensation costs for grants to Exelis employees are primarily recorded within selling, general and administrative (SG&A) expenses, and are reduced by an estimated forfeiture rate. The following table provides the impact of these costs in our Condensed Combined Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
For the periods ended September 30,	2011	2010	2011	2010
Compensation costs on equity-based awards	$4	$5	$12	$11
Compensation costs on liability-based awards	(1)	(1)	—	(2)

Total compensation costs, pre-tax	$3	$4	$12	$9

Future tax benefit	$1	$1	$4	$3

At September 30, 2011, there was $17 of total unrecognized compensation cost related to non-vested NQOs and RS held by Exelis employees. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years.

On March 3, 2011, ITT granted long-term incentive awards to Exelis employees consisting of 0.2 NQOs, 0.2 RS and 2.8 TSR’s with respective grant date fair values (in whole dollars) of $14.31, $57.68 and $1.00. The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RS and TSR units vest on the completion of a three-year service period.

ITT did not grant any awards to Exelis employees during the second or third quarter of 2011.

The fair value of RS is determined based on the closing price of ITT common stock on the date of grant. The fair value of each NQO grant was estimated on the date of grant using the binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the assumptions utilized.

Dividend yield	1.73%
Expected volatility	24.75%
Expected life (in years)	6.5
Risk-free rates	2.93%
Grant date fair value (in whole dollars)	$14.31

Expected volatilities are based on ITT’s historical stock price volatility, and implied volatility derived from traded options on ITT’s stock. ITT uses historical data to estimate employee option exercise and employee termination behavior within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

NOTE 12

RELATED PARTY TRANSACTIONS AND PARENT COMPANY INVESTMENT

Related Party Sales and Cost of Revenue
Our unaudited Condensed Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of ITT.

Page ï 15

During the three and nine months ended September 30, 2011 and 2010, we sold inventory to other ITT businesses, which were included in total revenue and cost of product and service revenue, respectively, in our Condensed Combined Statements of Operations. These amounts were not significant. The aggregate inventory on hand from other ITT businesses as of September 30, 2011 and December 30, 2010 was not significant.

Allocation of General Corporate Expenses

The unaudited Condensed Combined Financial Statements include expense allocations for certain functions provided by ITT as well as other ITT employees not solely dedicated to Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure. During the three and nine month periods ended September 30, 2011, we were allocated $31 and $90, respectively, and $33 and $82 for the three and nine month periods ended September 30, 2010, respectively, of general corporate expenses incurred by ITT which is included within SG&A expenses in our Condensed Combined Statements of Operations.

The expense allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, functions outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Parent Company Equity
Parent company investment in the Condensed Combined Balance Sheets represents ITT’s historical investment in our accumulated net earnings after taxes and the net effect of the transactions with and allocations from ITT described above.

NOTE 13

COMMITMENTS AND CONTINGENCIES

General
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, product liability, personal injury claims, employment and pension matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims.

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations, or financial condition.

Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental

Page ï 16

investigation and remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar other environmental agencies, that a number of sites formerly or currently owned and/or operated by Exelis, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis.

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $27 and $22 as of September 30, 2011 and December 31, 2010, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.

The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

September 30, 2011
Low-end range	$20
High-end range	$50
Number of active environmental investigations and remediation sites	22

U.S. Government Contracts, Investigations and Claims
The company has U.S. Government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the company’s financial condition or results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the company’s financial condition and/or results of operations.

Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts.

Page ï 17

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to the U.S. Government customers are subject to potential adjustment upon audit by such agencies. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system. Audits currently underway include the Company’s control environment and overall accounting, billing, and indirect and other direct cost systems, as well as reviews of the Company’s compliance with certain U.S. Government Cost Accounting Standards.

From time to time, customers advise the company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Exelis and the U.S. Government representatives engage in discussions to enable Exelis Inc. to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available.

On March 27, 2007, ITT Corporation reached a settlement relating to an investigation of our Night Vision Division’s compliance with the International Traffic in Arms Regulations (ITAR) pursuant to which ITT pled guilty to two violations, based on the export of defense articles without a license and the omission of material facts in required export reports. ITT was assessed a total of $50 in fines, forfeitures and penalties. ITT also entered into a Deferred Prosecution Agreement with the U.S. Government which deferred action regarding a third count of violations related to ITAR pending implementation of a remedial action plan, including the appointment of an independent monitor. ITT was also assessed a deferred prosecution monetary penalty of $50 which is being reduced for monies spent, during the five-year period following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. On April 12, 2011, the Department of Justice dismissed the deferred third count of the Deferred Prosecution Agreement. This dismissal terminates any further obligation of ITT and the Company under the Deferred Prosecution Agreement with the exception of the obligation to fulfill the $50 deferred prosecution monetary penalty as identified above. Management believes that this matter will not have a material adverse effect on our combined financial position, results of operations or cash flows.

Indemnifications
As part of the Spin-off, Exelis, ITT and Xylem Inc. will indemnify one another with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related Spin-off agreements. ITT’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Exelis or Xylem Inc. buildings or facilities. The indemnifications are absolute and indefinite. The indemnification associated with pending and future asbestos claims does not expire. Exelis expects ITT and Xylem Inc. to fully perform under the terms of the Distribution Agreement and therefore we have not recorded a liability for matters for which we will be indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we will provide.

Page ï 18

NOTE 14

SEGMENT INFORMATION

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. We operate in two segments: C4ISR Electronics and Systems, and Information and Technical Services. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain plant, property, and equipment, and certain other assets.

C4ISR Electronics and Systems
This segment provides communications, sensing and surveillance, space and advanced engineering solutions for government and commercial customers around the world.

Information and Technical Services
This segment provides a broad range of systems integration, operations, sustainment, advanced engineering, logistics, space launch and range-support solutions for a wide variety of U.S. military and government agency customers.

	Three Months Ended September 30,
	2011			2010
	Product	Service	Total	Product	Service	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
C4ISR Electronics and Systems	$746	$—	$746	$815	$—	$815
Information and Technical Services	—	786	786	—	552	552
Eliminations	(2)	(1)	(3)	(3)	(2)	(5)

Total	$744	$785	$1,529	$812	$550	$1,362

	Nine Months Ended September 30,
	2011			2010
	Product	Service	Total	Product	Service	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
C4ISR Electronics and Systems	$2,114	$—	$2,114	$2,547	$—	$2,547
Information and Technical Services	—	2,250	2,250	—	1,718	1,718
Eliminations	(3)	(2)	(5)	(6)	(3)	(9)

Total	$2,111	$2,248	$4,359	$2,541	$1,715	$4,256

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Income
C4ISR Electronics and Systems	$107	$125	$278	$364
Information and Technical Services	49	36	114	106

Total Operating Income	$156	$161	$392	$470

Operating Margin
C4ISR Electronics and Systems	14.3%	15.3%	13.2%	14.3%
Information and Technical Services	6.2%	6.5%	5.1%	6.2%

Total Operating Margin	10.2%	11.8%	9.0%	11.0%

Page ï 19

	September 30,	December 31,
Assets	2011	2010
C4ISR Electronics and Systems	$3,202	$3,187

Information and Technical Services	1,178	983

Corporate and Other	145	125

Total Assets	$4,525	$4,295

NOTE 15

SUBSEQUENT EVENTS

Separation from ITT Corporation
On October 31, 2011, Exelis completed its Spin-off from ITT Corporation and became an independent publicly owned company. On October 31, 2011, each ITT stockholder received a dividend of one share of Exelis common stock and one share of Xylem Inc. common stock for every one share of ITT common stock held on the Record Date. The shares of common stock of Exelis began “regular-way” trading on the New York Stock Exchange on November 1, 2011, under the ticker symbol “XLS.”

Pursuant to the terms of the Distribution Agreement, (i) Exelis and ITT effected certain transfers of assets and assumed certain liabilities so that Exelis and ITT retained both the assets of and liabilities associated with their respective businesses, (ii) subject to certain exceptions, all agreements, arrangements, commitments and undertakings, including all intercompany accounts payable or accounts receivable, including intercompany indebtedness were terminated, novated or otherwise satisfied, effective no later than the Distribution Date, and (iii) Exelis and ITT effected a pro rata distribution of our common stock to ITT shareholders.

Following the Spin-off, Exelis and ITT began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Exelis and ITT following the Spin-off and to provide mechanisms for an orderly transition, on October 25, 2011, Exelis, ITT, and Xylem Inc. executed various agreements that will govern the ongoing relationships between and among the three companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement and a number of on-going commercial relationships. The Distribution Agreement also provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem Inc. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims relating to the presence or alleged presence of asbestos or silica in products sold prior to the Distribution Date or in the structure or material of any building or facility, subject to limited exceptions. The indemnifications are absolute and indefinite. The indemnification associated with pending and future asbestos and silica claims does not expire. Effective upon the Distribution, we intend for certain intercompany work orders and/or informal intercompany commercial arrangements to be converted into third-party contracts based on ITT’s standard terms and conditions.

New Credit Facility

On October 25, 2011, we entered into a competitive advance and revolving credit facility agreement (Credit Facility) with a consortium of lenders including JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A. as syndication agent. The Credit Facility will be used for working capital, capital

Page ï 20

expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 million of (i) revolving extensions of credit (the “revolving loans”) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive advances”), and (iii) letters of credit in a face amount up to $100 million at any time outstanding. Subject to certain conditions, we will be permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10 million. We will also be permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 million for a maximum aggregate principal amount of $800 million. Voluntary prepayments will be permitted in minimum amounts of $50 million.

At our election, the interest rate per annum applicable to the competitive advances will be based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.

We will pay certain customary and recurring fees with respect to the Credit Facility, including (i) fees on the commitments of the lenders under the revolving facility, (ii) administration fees and (iii) letter of credit participation fees on the aggregate face amounts of outstanding letters of credit, plus a customary fronting fee to the issuing bank.

The credit facility contains customary affirmative and negative covenants that, among other things, limits or restricts our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the credit facility agreement requires us not to permit the ratio of combined total indebtedness to combined EBITDA (leverage ratio) to exceed 3.50 to 1.00 at any time.

On October 28, 2011, we borrowed $240 under the Credit Facility to fund the remaining balance of the ITT Dividend.

ITT Transfer of Pension Liability to Exelis

In connection with the Spin-off, on October 31, 2011, ITT transferred to the Company certain defined benefit pension and other postretirement benefit plans (Transferred Plans), most significantly the ITT Salaried Retirement Plan (U.S. SRP). As a result of this action, we assumed all liabilities and assets associated with the Transferred Plans and became the plans’ sponsor. The net liabilities associated with the Transferred Plans were approximately $2,150, excluding net deferred tax assets of $800.

The funded status of the plans and future required contributions will depend primarily on the return on assets and the discount rate used to measure the benefit obligation at the end of the year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.

Page ï 21

Rabbi Trust

On November 2, 2011, the Company established a grantor trust (“Rabbi Trust”) for the purpose of assisting the Company with the payment of certain nonqualified deferred compensation obligations in the event of a change in control of the Company. The Company will make a nominal contribution to establish the Rabbi Trust and, under the terms of the trust agreement, the Company is obligated to contribute an amount equal to 110 percent of the Company’s obligations under eight nonqualified deferred compensation plans at the time of an “Acceleration Event,” as defined in such plans and the Rabbi Trust.

Dividends

On November 2, 2011, the Board of Directors declared a cash dividend of $0.1033 per share, payable on January 1, 2012 to shareholders of record on November 16, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, unless otherwise stated)

You should read the following discussion of our results of operations and financial condition together with the unaudited Condensed Combined Financial Statements included in this Form 10-Q, as well as the audited historical Combined financial statements and the notes thereto included in the information statement filed as an exhibit to our Registration Statement on Form 10 as amended and filed with the SEC on October 5, 2011 (Information Statement), which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward looking statements.

OVERVIEW

Exelis Inc. (“Exelis” or the “Company”) is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of integrated electronic warfare, sensing and surveillance, air traffic management, information and cyber-security, and networked communications. Exelis also has growing positions in composite aerostructures, logistics and technical services. The Company’s customers include the U.S. Army, Navy, Marines and Air Force, NASA, various U.S. civil, intelligence and security agencies, the Federal Aviation Administration, allied militaries and governments, and various commercial customers.

Our business is reported in two segments: C4ISR Electronics and Systems and Information and Technical Services. Our C4ISR Electronics and Systems segment provides engineered electronic systems and equipment, including force protection, electronic warfare systems, reconnaissance and surveillance systems, and integrated structures. Our Information and Technical Services segment is a provider of logistics, infrastructure, and sustainment support, while also providing a diverse set of technical services.

Page ï 22

On October 31, 2011, ITT Corporation (“ITT”) completed the previously announced spin-off (the “Spin-off”) of Exelis, formerly ITT’s Defense & Information Solutions segment. Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Exelis was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Exelis common stock for every one share of common stock of ITT held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis and Xylem Inc. After the Distribution Date, ITT does not beneficially own any shares of Exelis common stock.

Prior to the Spin-off, we were a subsidiary of ITT Corporation. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, result of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented. We are incurring additional costs to be able to function as an independent, publicly traded company, including additional costs related to corporate finance, governance and public reporting.

Except as otherwise indicated or unless the context otherwise requires, the information included in this discussion and analysis assumes the completion of all the transactions referred to in this Form 10-Q in connection with the Spin-off and Distribution. Unless the context otherwise requires, references in this Form 10-Q to “Exelis”, “we,” “us,” “our” and “our company” refer to Exelis Inc. and its combined subsidiaries. References in this Form 10-Q to “ITT” or “parent” refers to ITT Corporation, an Indiana corporation, and its combined subsidiaries, unless the context otherwise requires. Amounts are in millions, unless stated otherwise.

Executive Summary

Exelis reported revenue of $1.5 billion for the quarter ended September 30, 2011, an increase of approximately 12% compared to the corresponding period in 2010. The increase in revenue was primarily driven by approximately 42% growth within our Information and Technical Services segment due primarily to new contract wins on our Middle Eastern Programs. The increase in revenue in our Information and Technical Services Segment was partially offset by lower demand for surge- related products in our C4ISR Electronics and Systems segment, including our Single Channel Ground and Airborne Radio Systems (SINCGARS). Operating income for the third quarter ended September 30, 2011, was $156, reflecting a decline of $5 or 3% compared to the corresponding prior period. Overall, operating margin declined year-over-year due to a shift in sales from higher margin products to lower margin services.

Additional Company highlights for the third quarter of 2011 included the following:

▪	Funded orders of approximately $1.7 billion were received during the quarter, representing 12% total growth compared to the corresponding prior year period.

▪	Total backlog (funded and unfunded) expanded to $12.3 billion at September 30, 2011 as backlog benefited from strong demand in our Information and Technical Services segment, including backlog increases on our Kuwait Base Operations and Security Support Services (K-BOSSS) and Afghan National Security Forces (ANSF) service contracts.

▪	In connection with the Spin-off, we issued senior notes in an aggregate principal amount of $650 from which net proceeds were paid to ITT as part of the ITT Dividend.

Page ï 23

Further details related to the quarter and year-to-date results are contained in the Discussion of Financial Results section.

Economic Opportunities, Challenges, and Risks

The following represents an update of trends and uncertainties from those included in our Information Statement, which could have a significant impact on our results of operations, financial position and/or cash flows:

The U.S. continues to face a complex and changing national security environment, and domestic economic challenges, such as unemployment, federal budget deficits and the growing national debt. Significant uncertainties exist due to the competing priorities to modernize and expand U.S. security capabilities and the efforts to reduce overall government spending. Although reductions to certain programs in which we participate or for which we expect to compete are always possible, we believe that spending on recapitalization, modernization and maintenance of defense and homeland security assets will continue to be a national priority. Based on the FY 2012 DoD budget, we believe that the U.S. Government will continue to place a high priority on the future challenges of modernization and transformation of forces and capabilities. Examples include intelligence, surveillance and reconnaissance, network communications, cyber warfare and security, unmanned aircraft and integrated logistics support. Our portfolio of defense solutions, which covers a broad range of air, sea and ground platforms and applications, aligns with the priorities outlined by the DoD. However, uncertainty related to potential changes in appropriations and priorities could materially impact our business.

The information provided above does not represent a complete list of known trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified under the caption “Risk Factors” in our Information Statement and our disclosure under the caption “Forward-Looking Statements and Cautionary Statements” at the end of this section.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, segment operating income and margins, orders growth, and backlog, among others metrics on a regular basis. In addition, we consider certain additional measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for revenue, operating income, income from continuing operations, or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

▪	“Adjusted income from continuing operations” defined as income from continuing operations, adjusted to exclude items that include, but are not limited to significant charges or credits that impact current results, but not related to our ongoing operations, unusual and infrequent non-operating items and non-operating tax settlements or adjustments.

Page ï 24

The following table provides a reconciliation of adjusted income from continuing operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income from continuing operations	$101	$108	$262	$308
Separation costs, net of tax	6	—	15	—

Adjusted income from continuing operations	$107	$108	$277	$308

DISCUSSION OF FINANCIAL RESULTS

COMBINED OPERATING RESULTS

Selected financial highlights are presented in the table below:

				Nine Months Ended
	Three Months Ended September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Product and service revenue	$1,529	$1,362	12.3%	$4,359	$4,256	2.4%

Cost of product and service revenue	1,198	1,048	14.3%	3,461	3,292	5.1%

Operating expense	175	153	14.4%	506	494	2.4%

Operating income	156	161	(3.1)%	392	470	(16.6)%

Operating margin	10.2	11.8%		9.0%	11.0%

Interest expense	1	—		1	—

Other expense (income), net	1	(8)		(13)	(7)

Income tax expense	53	61	(13.1)%	142	169	(16.0)%

Effective tax rate	34.5%	36.1%		35.1%	35.4%

Income from continuing operations	101	108	(6.5)%	262	308	(14.9)%

Income from discontinued operations, net of tax	—	144		—	150

Net income	$101	$252	(59.9)%	$262	$458	(42.8)%

Revenue
Revenue for the three and nine months ended September 30, 2011, increased $167 or 12.3% and $103 or 2.4%, respectively, as compared to same prior year periods. For the three and nine months ended September 30, 2011, revenue growth in our Information and Technical services segment more than offset declines in our C4ISR Electronics and Systems segment. The following table illustrates revenue for our segments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change

C4ISR Electronics & Systems	$746	$815	(8.5)%	$2,114	$2,547	(17.0)%

Information & Technical Services	786	552	42.4%	2,250	1,718	31.0%

Eliminations	(3)	(5)		(5)	(9)

Total Revenue	$1,529	$1,362	12.3%	$4,359	$4,256	2.4%

Revenue from our C4ISR Electronics and Systems segment decreased $69 and $433 for the three and nine months ended September 30, 2011, respectively, as compared with the same prior periods in 2010. The decrease in revenue for the three and nine months ended September 30, 2011 is primarily due to revenue declines in CREW 2.1 (Counter RCIED Electronic Warfare) and special purpose jammers products of approximately $60 and $240, respectively, domestic SINCGARS (Single Channel Ground and

Page ï 25

Airborne Radio Systems) platforms of approximately $27 and $115, respectively, and electronic warfare systems on the Special Operations Aircraft contract of approximate $34 and $44, respectively. The CREW 2.1 program has reached maturity and we do not expect significant sales to occur under this program going forward. However, during the first quarter of 2011, we received a significant award for CREW 3.3, the next generation of CREW technology. The extent for which revenue from the CREW 3.3 program will replace revenue from the CREW 2.1 program is uncertain. The decline in revenue for the three months ended September 30, 2011 as compared to the same period in the prior period was partially offset by higher revenue of $36 for Night Vision goggles under the Omni-7 contract.

Revenue from our Information and Technical Services segment increased $234 and $532 for the three and nine months ended September 30, 2011, respectively, compared with the corresponding prior periods in 2010. The increase in revenue is primarily due to contract wins on our Middle Eastern Programs, namely K-BOSSS (Kuwait Base Operations and Security Support Services) and surge-related efforts for support of the U.S. Armed Services in Kuwait and Afghanistan, SCNS (Space Communication and Networks Services) and other classified programs. During the three and nine months ended September 30, 2011, revenue increased on K-BOSSS by approximately $130 and $328, respectively, the APS-5 (Army Prepositioned Stock — 5) Kuwait and Afghanistan efforts by $51 and $296, respectively, and SCNS by $28 and $47, respectively, while other classified programs increased by $41 and $80, respectively. The increase in revenue during the three and nine months ended September 30, 2011 was partially offset by lower revenue on our GMASS (Global Maintenance and Supply Services) contract of approximately $5 and $126, respectively, as well as lower sales on our DACS (Data and Analysis Center for Software) contract of approximately $13 and $84, respectively. The APS-5 contract replaced the services provided under GMASS contract, which was substantially completed by the end of fiscal year 2010.

Cost of Product and Service Revenue
Cost of product and service revenue, selling, general and administrative and internal research and development expenses are comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change

Cost of product revenue	$510	$565	(9.7)%	$1,465	$1,782	(17.8)%

% of product revenue	68.5%	69.6%		69.4%	70.1%

Cost of service revenue	688	483	42.4%	1,996	1,510	32.2%

% of service revenue	87.6%	87.8%		88.8%	88.0%

Selling, general and administrative expenses	150	125	20.0%	429	389	10.3%

% of total revenue	9.8%	9.2%		9.8%	9.1%

Research and development expenses	24	27	(11.1)%	72	85	(15.3)%

% of total revenue	1.6%	2.0%		1.7%	2.0%

Restructuring charges, net	1	1		5	20

Cost of product and service revenue and other operating expenses	$1,373	$1,201	14.3%	$3,967	$3,786	4.8%

The decrease in cost of product revenue of $55 and $317 for the three and nine months ended September 30, 2011, respectively, as compared to the same prior year periods was primarily due to the lower sales noted above and productivity improvements in our C4ISR Electronics and Systems segment.

The increase in cost of service revenue of $205 and $486 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 is primarily due to higher revenue. There was no significant change to cost of service revenue as a percentage of service revenue

Page ï 26

for the three and nine months ended September 30, 2011, compared to the corresponding periods in 2010.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses as a percent of total revenue was 9.8% for the three and nine months ended September 30, 2011, compared to 9.2% and 9.1% for the same periods in 2010. For the three months ended September 30, 2011, SG&A increased primarily due to increases in Spin-off related expenses of approximately $9 and bid and proposal and marketing efforts of approximately $7. This increase was partially offset by lower other intangible amortization expense of approximately $3. SG&A expenses for the nine months ended September 30, 2011, increased primarily due to Spin-off related costs of approximately $23, additional spending to support significant program growth in our Information and Technical Services segment, as well as increases in bid and proposal and marketing efforts of $10. This increase was partially offset by lower other intangible amortization expense of $9. Other intangible amortization expense is decreasing as certain other intangible assets from prior acquisitions are becoming fully amortized.

Research and Development Expenses (R&D)
The decrease in R&D spending for both the quarter and year-to-date periods as compared to the same periods in the prior year primarily reflects the completion of certain R&D projects for integrated electronic warfare systems and other communication technologies within our C4ISR Electronics and Systems segment.

Restructuring Charges, Net
During the three and nine months ended September 30, 2011, we recognized net restructuring charges of $1 and $11, respectively, of which $6 is reflected in cost of product revenue for the nine month period. During the three and nine months ended September 30, 2010, we recognized restructuring costs of $5 and $32, respectively, of which $4 and $12 were reflected in cost of product revenue for the three and nine months, respectively. Restructuring charges for the three and nine months in 2010 primarily related to an initiative to realign our organizational structure. This action was substantially complete as of December 31, 2010. See Note 4, “Restructuring Charges, Net,” in the Notes to the Condensed Combined Financial Statements for additional information.

Operating Income
The following table illustrates the operating income results of our business segments, including operating margin results for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
C4ISR Electronics & Systems	$107	$125	(14.4)%	$278	$364	(23.6)%

Operating margin	14.3%	15.3%		13.2%	14.3%
Information and Technical Services	49	36	36.1%	114	106	7.5%

Operating margin	6.2%	6.5%		5.1%	6.2%

Total operating income	$156	$161	(3.1)%	$392	$470	(16.6)%

Combined operating margin	10.2%	11.8%		9.0%	11.0%

Operating income at our C4ISR Electronics and Systems segment for the three and nine months ended September 30, 2011, decreased $18 and $86, or 14.4% and 23.6%, respectively, compared with the same periods in 2010. Operating income for the three and nine months ended September 30, 2011 as a

Page ï 27

percentage of revenue was 14.3% and 13.2%, respectively, compared to 15.3% and 14.3%, respectively, for the same periods in 2010. The decrease in operating margin was primarily driven by lower sales on higher margin surge-related products partially offset by lower R&D of $11 for the nine months period, and lower other intangible amortization expense of $3 and $9, for the three and nine month periods, respectively, compared to the corresponding periods in the prior year.

Operating income at our Information and Technical Services segment for the three and nine months ended September 30, 2011, increased $13 and $8 or 36.1% and 7.5%, respectively, compared with the same periods in 2010. Operating income as a percentage of revenue for the three and nine months ended September 30, 2011 was 6.2% and 5.1%, respectively, compared to 6.5% and 6.2%, respectively, for the corresponding periods in 2010. The lower operating margin was primarily due to change in sales mix.

As demand has changed from surge-related equipment such as CREW 2.1 and SINCGARS in our C4ISR Electronics and Systems segment to increased volume in our operational services business on contracts such as K-BOSSS and the APS-5 contracts in Kuwait and Afghanistan related to our Information and Technical Services segment, we expect the current margins to be more in line with longer term operating margin expectations.

Impact to Operating Income from Postretirement Expense

We recorded net periodic benefit costs (pension and other employee-related defined benefit plan expense, excluding any expense from the Transferred Plans or intercompany expense allocations for the Transferred Plans through September 30, 2011) of $2 and $7 for the three and nine months ended September 30, 2011, respectively. Net periodic benefit costs were $2 and $6 for the three and nine months ended September 30, 2010.

In 2011, we expect to incur approximately $10 of net periodic benefit costs, representing an increase of $3, or 43% as compared to 2010. This increase is primarily attributable to additional amortization of net actuarial losses.

Income Tax Expense

Effective Tax Rate

For the three months ended September 30, 2011, the Company recorded an income tax provision of $53 or 34.4% of income from continuing operations before income tax expense compared to $61 or 36.1% during the same prior year period. For 2011 and 2010, the effective tax rate varies from the federal statutory rate of 35% due to the U.S. manufacturing deduction and research and development credits substantially offset by the impact of state taxes.

For the nine months ended September 30, 2011, the Company recorded an income tax provision of $142 or 35.1% of income from continuing operations before income tax expense compared to $169 or 35.4% during the same prior year period. For 2011 and 2010, the effective tax rate was slightly higher than the federal statutory rate of 35% due to favorable impacts from the U.S. manufacturing deduction and research and developmental credits substantially offset by the unfavorable impact of state taxes.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations of $144 and $150, net of tax benefits, of $14 and $11, respectively, during the three and nine months ended September 30, 2010, respectively, reflected our divesture of CAS, Inc., which was sold on September 8, 2010.

Page ï 28

Backlog
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) and represents firm orders and potential options on multi-year contracts, excluding potential orders under indefinite delivery / indefinite quantity (IDIQ) contracts. Backlog is converted into sales as work is performed or deliveries are made. The level of order activity related to Defense programs can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Funded orders received during the third quarter of 2011 increased 12% or $183 to $1,719 and 25% or $858 to $4,328 during the nine months ended September 30, 2011, as compared with the same periods in 2010. The increase in funded awards was primarily driven by the K-BOSSS and SCNS service contracts and additional work orders under the Logistics Civilian Augmentation Program (LOGCAP) contract within our Information and Technical Services segment, as well as a combination of international and domestic awards. The increase in these service related contract orders was partially offset by declines in orders within our counter RCIED and SINCGARS product lines.

Backlog consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 30,
	2011	2010
Funded Backlog	$4.0	$4.1
Unfunded backlog	8.3	7.4

Total backlog	$12.3	$11.5

On September 30, 2011, total backlog was $12.3 billion compared to $11.5 billion at December 31, 2010. The increase relates to key contract awards for TAC-SWACAA (Total Army Communications Southwest Asia, Central Asia and Africa), APS-5, K-BOSSS, GPS III EMD (Engineering, Manufacturing and Design), and electronic warfare systems on the Special Operations Aircraft contract, partially offset by lower order volume for Night Vision goggles under Omni-7 contract and SINCGARS.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditure and financing requirements. Subsequent to the Spin-off, we expect to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, cash on hand and access to capital markets.

If our cash flows from operations are less than we expect, we may need to access the short or long-term capital markets. Although we believe that the arrangements in place at the time of the Spin-off will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all.

Prior to the Spin-off, the majority of our operations participated in U.S. and international cash management and funding arrangements managed by ITT where cash was swept from our balance sheet daily and cash to meet our operating and investing needs was provided as needed from ITT.

Page ï 29

Transfers of cash both to and from these arrangements are reflected as a component of “Parent company investment” within “Parent company equity” in the Condensed Combined Balance Sheets. The cash presented on our balance sheet consists primarily of U.S. and international cash from subsidiaries who do not participate in these arrangements. The Company does not currently expect that it will be required to repatriate undistributed earnings of foreign subsidiaries.

In connection with the Spin-off, we issued debt and borrowed under a credit facility to fund the $884 ITT Dividend. Specifically, on September 20, 2011 we issued an aggregate principal amount of $650 senior notes (See Note 9, Debt) and on October 28, 2011 we borrowed $240 under a revolving credit facility (See Note 15, Subsequent Events). The net proceeds from the issuance of the senior notes and borrowings under the credit facility were paid to ITT to fund the ITT Dividend. Following the Spin-off on October 31, 2011, we will have cash and cash equivalents balance of at least $200.

Funding of Pension Plans

In connection with the Spin-off, on October 31, 2011, ITT transferred to the Company certain defined benefit pension and other postretirement benefit plans (Transferred Plans), most significantly the ITT Salaried Retirement Plan (U.S. SRP). As a result of this action, we assumed all liabilities and assets associated with the Transferred Plans and became the plans’ sponsor. The net liabilities associated with the Transferred Plans were approximately $2,150, excluding net deferred tax assets of $800.

While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008 and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. In general, certain benefit restrictions apply when the Adjusted Funding Target Attainment Percentage (AFTAP) of a plan is less than 80%. When the AFTAP is between 80% and 60%, there is a restriction on plan amendments and a partial restriction on accelerated benefit payments (i.e., lump sums cannot exceed 50% of the value of the participants total benefit). Full benefit restrictions apply if the plan’s AFTAP falls below 60%. Although mandatory contributions to the Transferred Plans were not required during 2011, we will continue to monitor the funded status and minimum funding requirements.

As a result of the changes to ITT’s postretirement plans, certain plans were remeasured as of September 30, 2011. Due to these remeasurements, the net liabilities of the Transferred Plans reflect an increase in the net pension liability during the third quarter of 2011 of $933. ITT’s most significant plan, the U.S. SRP, was 66% funded. For purposes of determining minimum funding thresholds pursuant to the Pension Protection Act of 2006, as amended, the funded status will be determined using a January 1, 2012 measurement. The 2011 AFTAP for the U.S. SRP was 80%. If the funded status on January 1, 2012 is less than 80%, the Company could make additional contributions during 2012 to the U.S. SRP to maintain a funded status of at least 80% based on the January 1, 2012 AFTAP measurement in order to avoid benefit restrictions.

The funded status at January 1, 2012 and future required contributions will depend primarily on the return on assets and the discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.

Page ï 30

Future Liquidity

Our primary future cash needs will be centered on operating activities, working capital, capital expenditures, and strategic investments. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. For at least the next 12 months, we expect to generate sufficient cash from operations to meet our liquidity and capital needs. Thereafter, while cash generated from operations is expected to be sufficient to service our liquidity and capital needs, including existing and known or reasonably likely short and long-term cash requirements, we also have access to our revolving line of credit and capital markets to accommodate timing differences in cash flows.

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash provided by or used in operating, investing and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Operating Activities	$343	$491
Investing Activities	(45)	175
Financing Activities	(250)	(674)
Foreign Exchange	(2)	—

Net cash flows from continuing operations	$46	$(8)

Net cash provided by operating activities decreased $148 for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to a $46 decrease in net income from continuing operations, changes related to other assets of $41, inventory of $100 and other liabilities of $38.

Net cash used in investing activities for the nine months ended September 30, 2011 increased $220, as compared to the corresponding period in 2010, due primarily to aggregate proceeds of $251 from the sale of assets in 2010, including net proceeds of $237 from the divestiture of CAS which was sold on September 8, 2010, which was partially offset by lower capital expenditures of $16 due primarily to higher capital outlays in 2010 on phase 1 of our ADS-B program in our Information and Technical Services segment, and proceeds of $14 from the sale of a marketable security.

Net cash used in financing activities for the nine months ended September 30, 2011, decreased $424 compared to 2010, due primarily to lower net cash generated from operating and investing activities compared to the prior period. Net cash generated from net operating and investing activities is swept to our parent. Proceeds from the issuance of our notes were transferred to our parent, resulting in no net impact on financing activities.

Page ï 31

Contractual Obligations

The table provided below has been included as an update to the contractual obligations table included in our Information Statement. The amounts provided in the following tables are presented as of September 30, 2011.

	PAYMENTS DUE BY PERIOD
		LESS THAN
	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER
September 30, 2011:
Debt — Notes (1)	$650	$—	$—	$250	$400
Interest payments(2)	$276	$17	$66	$66	$127

(1)	In connection with the Spin-off, we issued senior notes in an aggregate principal amount of $650.
(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of the period end date.

Dividends

Our Board of Directors will review and approve the declaration and distribution of any future dividends based on an analysis of many factors, including our operating performance and outlook, financial condition, available liquidity and expected future requirements for cash and capital resources. Moreover, if we determine to pay any dividend in the future, there can be no assurance that we will continue to pay such dividends.

On November 2, 2011, the Board of Directors declared a cash dividend of $0.1033 per share, payable on January 1, 2012 to shareholders of record on November 16, 2011.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, income tax contingency accruals and valuation allowances, fair value measurements, impairment of goodwill and other intangibles, postretirement obligations and certain contingent liabilities. Actual results could differ from these estimates.

There have been no significant changes in the information concerning Exelis’s critical accounting policies, estimates and judgments as stated in our Information Statement.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the unaudited Condensed Combined Financial Statements for information related to recent accounting pronouncements.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the

Page ï 32

“Act”). These forward-looking statements include, but are not limited to, statements about the separation of Exelis from ITT, the terms and the effect of the Spin-off, the nature and impact of such a separation, capitalization of the Company, future strategic plans and other statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include, but are not limited to:

▪	Economic, political and social conditions in the countries in which we conduct our businesses;
▪	Changes in U.S. or International government defense budgets;
▪	Decline in consumer spending;
▪	Sales and revenue mix and pricing levels;
▪	Availability of adequate labor, commodities, supplies and raw materials;
▪	Interest and foreign currency exchange rate fluctuations and changes in local government regulations;
▪	Competition, industry capacity and production rates;
▪	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;
▪	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;
▪	Changes in the value of goodwill or intangible assets;
▪	Our ability to achieve stated synergies or cost savings from acquisitions or divestitures;
▪	The number of personal injury claims filed against the company or the degree of liability;
▪	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;
▪	Government regulations and compliance therewith, including compliance with and costs associated with new Dodd-Frank legislation;
▪	Changes in technology;
▪	Intellectual property matters;
▪	Governmental investigations;
▪	Potential future postretirement benefit plan contributions and other employment and pension matters;
▪	Contingencies related to actual or alleged environmental contamination, claims and concerns;
▪	Changes in generally accepted accounting principles;
▪	Other factors set forth in this Form 10-Q and any other filings with the Securities and exchange commissions.

In addition, there are risks and uncertainties relating to the Spin-off from ITT including whether those transactions will result in any tax liability, the operational and financial profile of the Company or any of its businesses after giving effect to the separation, and the ability of the Company to operate as an independent entity.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. The Company undertakes no

Page ï 33

obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exelis has limited exposure to foreign currency exchange risk as the substantial majority of the business is done in U.S. dollars. As an operating segment within ITT, Exelis has not directly experienced exposure to the impacts of certain market risks, including those related to equity price risk and interest rate risk. In the future, we expect impacts from any changes in market conditions to be minimized through our normal operating and financing activities. We estimate that a hypothetical 10% adverse movement in the underlying market risks would not be material to Exelis’s financial position, results of operations or cash flows.

There has been no material change in the information concerning market risk as stated in our Information Statement.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2011. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims.

On March 27, 2007, ITT Corporation reached a settlement relating to an investigation of our Night Vision Division’s compliance with the International Traffic in Arms Regulations (ITAR) pursuant to which ITT pled guilty to two violations, based on the export of defense articles without a license and the omission of material facts in required export reports. ITT was assessed a total of $50 in fines, forfeitures and penalties. ITT also entered into a Deferred Prosecution Agreement with the U.S. Government which deferred action regarding a third count of violations related to ITAR pending implementation of a remedial action plan, including the appointment of an independent monitor. ITT was also assessed a deferred prosecution monetary penalty of $50 which is being reduced for monies spent, during the

Page ï 34

five-year period following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. On April 12, 2011, the Department of Justice dismissed the deferred third count of the Deferred Prosecution Agreement. This dismissal terminates any further obligation of ITT and the Company under the Deferred Prosecution Agreement with the exception of the obligation to fulfill the $50 deferred prosecution monetary penalty as identified above. Management believes that this matter will not have a material adverse effect on our combined financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of our Information Statement on Form 10 as amended and filed with the SEC on October 5, 2011, describes risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Information Statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

See the Exhibit Index below for a list of exhibits filed herewith.

Page ï 35

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIS INC. (Registrant)

November 17, 2011 (Date)	/s/ GREG P. KUDLA Greg P. Kudla Chief Accounting Officer (Principal Accounting Officer)

Page ï 36

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).
(3.2)	By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.2 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).
(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).
(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).
(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).
(4.4)	Registration Rights Agreement, dated as of September 20, 2011, between Exelis Inc., ITT Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 4.7 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).
(10.1)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).
(10.2)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).
(10.3)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).
(10.4)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).
(10.5)	ITT Transitional Trademark License Agreement — Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

Page ï 37

(10.6)	Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011, among Exelis Inc., the Lenders Named Therein, J.P. Morgan Chase Bank, N.A., as Administrative Agent and Citibank, N.A., as Syndication Agent.	Filed herewith.
(10.7)	Exelis Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).
(10.8)	Exelis Inc. 1997 Long-Term Incentive Plan	Filed herewith.
(10.9)	Exelis Inc. 1997 Annual Incentive Plan	Filed herewith.
(10.10)	Exelis Inc. Annual Incentive Plan for Executive Officers	Filed herewith.
(10.11)	Exelis Salaried Investment and Savings Plan	Incorporated by reference to Exhibit 4.4 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).
(10.12)	Exelis Inc. Excess Savings Plan	Filed herewith.
(10.13)	Exelis Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).
(10.14)	Exelis Inc. Deferred Compensation Plan for Non-Employee Directors	Filed herewith.
(10.15)	Exelis Inc. Enhanced Severance Pay Plan	Filed herewith.
(10.16)	Exelis Inc. Special Senior Executive Severance Pay Plan	Filed herewith.
(10.17)	Exelis Inc. Senior Executive Severance Pay Plan	Filed herewith.
(10.18)	ITT Excess Pension Plan IA (formerly known as ITT Industries Excess Pension Plan IA.). Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.14 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.19)	ITT Excess Pension Plan IB (formerly known as ITT Industries Excess Pension Plan IB). Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.15 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.20)	ITT Excess Pension Plan IIA (formerly known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II, as amended and restated as of July 13, 2004). Originally effective as of January 1, 1988. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

Page ï 38

(10.21)	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.55 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.22)	Special Retention and Employment Compensation Memorandum between Christopher C. Bernhardt and ITT Corporation, dated February 13, 2009	Incorporated by reference to Exhibit 10.7 of Exelis Inc.’s Registration Statement on Form 10 filed on September 26, 2011 (CIK No. 1524471, File No. 1-35228).
(10.23)	Special Retention and Employment Compensation Memorandum between Christopher C. Bernhardt and ITT Corporation, dated August 11, 2010	Incorporated by reference to Exhibit 10.8 of Exelis Inc.’s Registration Statement on Form 10 filed on September 26, 2011 (CIK No. 1524471, File No. 1-35228).
(10.24)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders’ Grant	Filed herewith.
(10.25)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant	Filed herewith.
(10.26)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2010 TSR Replacement (Stock Settled)	Filed herewith.
(10.27)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2011 TSR Replacement (Stock Settled)	Filed herewith.
(10.28)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — Founders’ Grant (Stock Settled)	Filed herewith.
(10.29)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Stock Settled)	Filed herewith.
(10.30)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Cash Settled)	Filed herewith.
(10.31)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Restricted Stock Unit Award Agreement — Non-Employee Director (Stock Settled)	Filed herewith.
(10.32)	Form of Exelis Inc. 2011 Omnibus Incentive Plan General Restricted Stock Unit Award Agreement — Non Employee Director (Stock Settled)	Filed herewith.
(10.33)	Form of Indemnification Agreement	Filed herewith.
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Page ï 39

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(101)	The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Combined Income Statements, (ii) Condensed Combined Statements of Comprehensive Income, (iii) Condensed Combined Balance Sheets, (iv) Condensed Combined Statements of Cash Flows and (v) Notes to Condensed Combined Financial Statements	Submitted electronically with this report.

Page ï 40