Form 10-K
period 2011-12-31
Exelis Inc.
filed 2012-03-05
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended December 31, 2011

OR

  ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the Transition period from            to

Commission File No. 001-35228

EXELIS INC.

(Exact name of registrant as specified in its charter)

State of Indiana	45-2083813
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1650 Tysons Boulevard, Suite 1700, McLean, Virginia 22102

(Address of principal executive offices)

(703) 790-6300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act, all of which are registered on The New York Stock Exchange, Inc.:

COMMON STOCK, $0.01 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the registrant’s common stock was not publicly traded. The number of shares of common stock issued and outstanding at February 27, 2012 was 184,767,464.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Page  |  2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(In millions, except per share amounts, unless otherwise stated)

Company Overview

Exelis Inc. (“Exelis” or the “Company”) is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which we supply to military, government and commercial customers in the United States and globally. We provide mission-critical systems in the areas of integrated electronic warfare, sensing and surveillance, air traffic management, information and cyber-security, and networked communications. We also have growing positions in composite aerostructures, logistics and technical services. Our customers include the United States (U.S.) Department of Defense (DoD), including U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, we participate in many high priority defense and non-defense programs in the United States. We conduct most of our business with the U.S. Government, principally the DoD. Exelis Inc. (f/k/a ITT DCO, Inc.) was incorporated in Indiana on May 4, 2011. The name of the Company was changed from ITT DCO, Inc. to Exelis Inc. on July 14, 2011.

We operate in two segments: C4ISR Electronics and Systems, and Information and Technical Services. Our C4ISR Electronics and Systems segment provides communications, electronic warfare, imaging and image-processing, radar and sonar systems, space systems, and aerostructures for government and commercial customers around the world. Our Information and Technical Services segment provides a broad range of systems integration, network design and development, cyber, intelligence, operations, sustainment, advanced engineering, logistics, space launch and range-support solutions for a wide variety of U.S. military and government agency customers. We have successfully completed and integrated several acquisitions over the last five years, which have broadened our product and technology portfolio, expanded our customer base, and contributed to our growth.

We employ approximately 20,500 people on four continents. Our workforce includes an experienced management team with a proven ability to win new contracts, enter new markets, drive operating efficiency, and lead development of advanced technologies and solutions.

Separation from ITT Corporation

On October 31, 2011, ITT Corporation (“ITT”) completed the previously announced spin-off (the “Spin-off”) of Exelis, formerly ITT’s Defense & Information Solutions segment. Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Exelis was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Exelis common stock for every one share of common stock of ITT held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis and Xylem Inc. After the Distribution Date, ITT did not beneficially own any shares of Exelis common stock.

Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (SEC) on October 6, 2011. Our common stock began trading “regular-way” under the

Page  |  3

symbol “XLS” on the New York Stock Exchange on November 1, 2011. On October 31, 2011, ITT also completed its spin-off of Xylem Inc., which includes ITT’s water-related businesses.

Our Business Strategy and Core Strengths

We create value by being an agile, efficient and reliable supplier of critical systems, components and services for our core U.S. Government customers as well as our international government and commercial customer base, particularly in the areas of C4ISR-related electronics, aerostructures, air traffic management, and secure, integrated data and voice networks. We view the following strategies as our fundamental means for value-creation:

Proactive portfolio management

We take a proactive and disciplined approach to continuously shape our portfolio by aligning our businesses with enduring and growing customer needs. Our multifaceted defense portfolio has been well-positioned to support the critical needs of the Department of Defense through a decade of heavy troop deployments and conflict. Hedging against the expectation of tighter defense budgets to come, we have steadily broadened our customer base over the last several years to include other U.S. Government agencies, allied international governments and commercial customers. We are particularly focused on product and service offerings in areas of enduring demand such as air traffic management, advanced imaging systems, navigation technologies, climate and environmental monitoring, composite structures, and networks and information enabled solutions. As set forth in the chart below, our non-DoD end-user customers were approximately 31% of total revenue for the year ended December 31, 2011.

2011 Revenue by End User

While we protect and expand our core positions as a leading prime system and service contractor and first-tier defense electronics supplier, we recognize that defense spending trends and priorities are subject to change and are likely to be different over the coming decade than they were in the last. To this end, we may undertake select divestitures and acquisitions that enhance our ability to deliver greater value to our shareholders.

Page  |  4

Innovative solutions

We focus on investing in next generation technologies and solutions that address vital customer priorities. We sustain and cultivate our strong culture of innovation which is centered around:

•

World-leading technologies in integrated electronic warfare, night vision, networked information and communications, sensors and surveillance, image processing, air traffic management, and aerostructures.

•

Creative approaches to rapidly fielding affordable solutions for critical customer needs, such as our Global Network On the Move Active Distribution (GNOMAD) solution for affordable vehicle-mounted tactical satellite communications, and our handheld Netted Iridium radios for secure, 24/7 beyond-line-of-sight voice and data communications, both provided to support urgent need requests from units deployed to Afghanistan; and our Knight Owl compact imaging systems mounted on Unmanned Aerial Vehicles (UAVs) in support of the U.S. Air Force’s “Gorgon Stare” program, to perform persistent surveillance missions over wide geographical areas.

•

Collaboration internally across our diverse businesses and externally with expert partners to deliver “best-in-class” offerings on new business opportunities. Examples include our winning solution as the prime contractor for the FAA’s Automated Dependent Surveillance-Broadcast (ADS-B) system, currently being deployed to provide GPS-based positioning data for aircraft throughout the United States, and our role as a major subcontractor on the next generation Global Positioning System Operational Control System (GPS OCX) project for the U.S. Air Force, where we are providing key components for navigation and system security.

Organic and geographic growth, while broadening our customer base

We aim to grow market share, expand into adjacent markets and continue to penetrate non-DoD customers where we can build on our domain expertise and extend our leadership positions. Our strong incumbent positions and large fielded base of night vision devices, radios, jammers, radars and other electronic equipment (much of it expected to remain in operation for decades) provide opportunities for future upgrades, modernization and sustainment contracts as the military services seek affordable alternatives to costly and unproven replacement programs in an effort to stretch procurement dollars in a tighter fiscal environment. We also intend to build on our international sales by expanding into new markets. For the year ended December 31, 2011, international sales were $534 and comprised approximately 9% of our total revenue. Our focus is on allied countries with enduring defense needs or countries that seek modernization of their air traffic management infrastructures, including higher-growth markets in the Middle East, Asia-Pacific, India, and Brazil. We will also pursue natural extensions of existing technologies into commercial markets, such as air traffic management data for commercial air carriers and composite structures for commercial fixed and rotary-wing aircraft.

Leveraging our Core Strengths

We have created a culture of “adaptive ingenuity” — combining premier operating efficiency, intimate knowledge of our customers’ needs, technical expertise and innovation. We believe that we are quick and nimble and able to provide ready-to-deploy and affordable solutions for our customers’ most pressing needs. We are also “platform-agnostic,” in that we provide essential systems and components on a wide variety of aircraft, ships, ground vehicles, unmanned systems, and satellites, so that our business prospects are not tied to the future of any single program. We see our diverse portfolio as an advantage in the current defense budget environment, as we have strong incumbent

Page  |  5

positions on many key programs, a robust pipeline of competitive opportunities, and, for the year ended December 31, 2011, no single program accounted for more than 8% of our consolidated and combined revenue. Our core strengths are further explained below:

•

Premier operating efficiency: Our world-class Lean and Six Sigma programs are embedded in our culture and operating ethic. In addition, in 2010 we launched and completed a structural transformation that reduced the number of business units, layers of management, and facility footprint, while right-sizing our workforce to prepare for the volume reductions we expected in 2010 and 2011 of some of our products, including Single Channel Ground and Airborne Radio System (SINCGARS) radios, Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (CREW) jammers, and night vision goggle purchases from peak war-surge levels to normal volumes. We intend to continue to aggressively reduce costs, minimize overhead, increase productivity, and streamline our footprint where necessary to ensure optimum utilization of our production facilities.

•

Customer relationships: Understanding our customers’ needs is essential to winning and sustaining their trust and earning repeat business and, as such, we will continue our intense focus on the “Voice of the Customer.” We believe that our innovative culture, domain expertise and deep understanding of customer needs are essential to developing and delivering tailored customer solutions.

•

Experienced team: Our senior corporate team, division presidents, and business unit general managers have an average of 20 years of experience in the aerospace and defense industry. Approximately 25% of our employees have engineering degrees and approximately 200 of our employees hold Ph.Ds.

•

Diverse portfolio and breadth of programs: Our systems and components provide a wide array of mission-enabling technologies on defense and commercial platforms in the air, at sea, on the ground, and in space. For example, our systems (spanning electronics, antennas, and structural systems) are on the F-35 Joint Strike Fighter (JSF), F/A-18C/D/E/F, F-22, F-16, F-15E, EA-18, EA-6B, E-2C, B-1B, B-2, B-52, C-130, CH53K, C17, AV-8B, A-6F, P-8, AH-64, MQ-9 Reaper (UAV), and a variety of NATO aircraft including Tornado, Eurofighter and Gripen. Our composite aerostructures and antennas are widely used on commercial jets made by Boeing and Airbus, and Sikorsky commercial helicopters. At sea, our systems and technologies are essential to the Navy’s aircraft carriers, submarines and Littoral Combat Ships, as well as the Coast Guard’s Deepwater platforms. On the ground, we provide communications and electronic force protection systems for over 120 ground vehicle and weapon system types, including HMMWVs, MRAPs, M-ATVs, and various armored combat vehicles. Also, as the leading supplier of night vision goggles, we help pilots, ground troops and surface ship combatants to “own the night,” whether operating aboard the many platforms noted above or dismounted. In space, our positioning, navigation and meteorological systems are on board every GPS and weather satellite, and we are a leader in advanced optical systems for aerospace applications. In commercial aviation, we are the prime contractor for the FAA’s ADS-B contract, which will improve the safety, capacity and efficiency of aviation while accommodating future air traffic growth. We are also extending our position into the commercial aviation market by integrating real time surveillance data from ADS-B and other sources into our next-generation airport operations management system called Symphony. We believe our diversified platform and program exposure, extending from deep space to undersea, is a core strength that mitigates risk to specific defense program cuts and creates multiple opportunities for growth.

Page  |  6

Business Segments

We operate in two segments: C4ISR Electronics and Systems, and Information and Technical Services.

C4ISR Electronics and Systems

Our C4ISR Electronics and Systems segment had revenues of $2.8 billion, $3.6 billion and $3.8 billion and operating income of $385, $563 and $563 for the years ended December 31, 2011, 2010 and 2009, respectively, and accounted for 48%, 61%, and 62%, respectively, of our consolidated and combined revenues. This segment consists of the following major product lines:

Integrated Electronic Warfare Systems (IEWS)

Integrated Electronic Warfare Systems (IEWS) is a leader in Electronic Warfare Countermeasures (ECM) and an emerging leader in space microelectronics, mine-defense solutions and antennas. With a history spanning more than 50 years, IEWS is a leading producer of ECM solutions for tactical and strategic aircraft. IEWS develops, produces and sells electronic warfare solutions to all major DoD services, classified customers and to allied nations. IEWS is a key player on platforms such as the premier frontline strike fighter, the F-18, and Special Operations Forces (SOF) MH-60s and MH-47, and also holds prominent electronic warfare positions on the B-1B, B-52, CV-22, C-130 and F-16 (International) platforms. We are a key provider of mechanical and combined influence mine sweeping devices to the U.S. Navy. IEWS is also a leader in Airborne Electronic Attack (AEA), fielding systems on the B-1, B-52, F-16, F-18 SOF C-130s and the EA-6B. We have pursued cutting-edge technology with all of the U.S. services and agencies including DARPA. We currently have over 25 development contracts underway that we believe will advance electronic warfare, including a family of very light electronic warfare payloads for the ever growing array of unmanned vehicles.

Communications Systems and Force Protection Systems (CFPS)

Communication Systems and Force Protection Systems (CFPS) is a leader in the design and manufacture of radio frequency (RF)-based systems. The business has fielded more than 20,000 state-of-the-art CREW Vehicle Receiver/Jammer (CVRJ) systems, currently in use by the U.S. Army, Marine Corps, Navy and Air Force, which is the front line countermeasure vehicle-mounted Improvised Explosive Device (IED) deployed today. Sales of our CREW products accounted for 1%, 5% and 11% of total revenue in 2011, 2010 and 2009, respectively. CFPS was selected for the Joint Counter Radio — Controlled Improvised Explosive Device Electronic Warfare (I1B1) contract for the development of the next generation counter-IED system. We also specialize in tactical communications systems, satellite communications systems, wireless communications systems, special mission communications systems, information assurance and cryptographic systems, Global Positioning Systems (GPS), mobile ad hoc networking (MANET) solutions, and integrated C3 solutions for U.S. and allied forces, as well as many government agencies and for commercial air traffic control. Products include SINCGARS, the most widely deployed military tactical radio program in the world with more than 650,000 units in use in more than 35 countries. CFPS is also the developer of the Soldier Radio Waveform (SRW), one of the key networking enablers for the next-generation Joint Tactical Radio System (JTRS) program. We have developed advanced technology to implement the SRW waveform at lower size, weight, power and cost (SWAP-C), and will be a strong competitor for future tactical radio programs.

Radar, Reconnaissance and Acoustic Systems (R2A)

Radar, Reconnaissance and Acoustic Systems (R2A) provides high-performance, high-quality RF and acoustic surveillance sensors, integrated radar and Precision Air Traffic Control surveillance systems for

Page  |  7

both domestic and international customers, with a portfolio of related technology-based products in the commercial area. R2A’s core capabilities include defense surveillance radars, air traffic control and management radars, command and control, acoustic sensors, sonar systems, tactical data links and synthetic aperture radars. The R2A business also provides electronic warfare and signal intelligence systems for reconnaissance and surveillance, with monitoring and signal processing systems and equipment for Electronic Intelligence (ELINT), Electronic Support Measures (ESM), Electronic Counter Measures (ECM) and Signals Intelligence (SIGINT) applications. We have provided more than 1,500 ESM /ELINT systems to customers in more than 30 countries during the past 20 years. Capitalizing on its capability to produce highly engineered piezo electric devices, R2A has developed innovative applications of this technology to address the energy harvesting and healthcare markets.

Integrated Structures (IS)

Integrated Structures (IS) is a leading designer and producer of aircraft-armament suspension and release equipment, weapons interface systems, and advanced composite structures and subsystems for military and commercial customers. IS has built a strong leadership position and worldwide recognition in the weapons carriage and release area, having produced well over 22,000 systems during the past 45 years. This strength comes from our sole source position on many of the major airframes utilized by DoD and international forces, including the F-15, F-22, F-35, F-16, F/A-18, P-8, AV-8B and MQ-9. IS is among the most technically advanced designers and manufacturers of lightweight advanced fiber-reinforced composite structures. We provide solutions where reduced weight, strength and durability are critical to mission success, aircraft performance and efficiency. We have supplied composites to most major aerospace prime contractors, including Boeing, Airbus, Lockheed Martin, Sikorsky and BAE Systems.

Night Vision and Imaging

Our Night Vision and Imaging business is a leader in image intensification, sensor fusion and digital night vision technology, integrated power and sensing devices, and decision support software and services solutions that manage, exploit, analyze, visualize, interpret, and disseminate image related data. We are the world’s leading developer, producer, and supplier of Generation 3 image intensification technology for U.S. and allied military forces, as well as the federal homeland security market, and we are the single largest producer of high performance night vision products in the world. We provide AN/PVS-14 and AN/PVS-7 ground night vision goggles and spare image intensifier tubes to the U.S. military and allies, via foreign military sales, and we are the sole supplier to the U.S. military for the AN/AVS-6 and AN/AVS-9 aviation night vision goggle, which provides rotary- and fixed-wing pilots the ability to operate in extreme low-light situations. We also developed (and are the sole provider of) the Enhanced Night Vision Goggle Optical (ENVG(O)) system, which is the first production goggle to optically overlay traditional night vision imagery with long wave thermal infrared imagery. This allows the U.S. military to effectively operate in extreme low light conditions and obscured battlefield conditions. We are also a leader and a recognized innovator of night vision power supply technology and custom power supplies for commercial and military applications worldwide, including military ground vehicles, munitions, advanced countermeasures, radar systems and avionics. Additionally, we offer integrated software solutions that scientists, defense and intelligence professionals, Geographic Information System users, researchers, and medical research professionals use to turn complex data into useful information. From remote sensors on UAVs, we deliver streaming imagery and video data in an environment challenged by information overload, constrained bandwidths and multiple end-users. Our capabilities span the geospatial intelligence chain for capturing, processing and analyzing, managing, and disseminating imagery and video.

Page  |  8

Intelligence, Surveillance and Reconnaissance Systems (ISR)

Our Intelligence, Surveillance and Reconnaissance (ISR) Systems business serves a broad array of government, civil and commercial customers with intelligence, surveillance and reconnaissance systems that enhance information superiority, contribute to our national security, provide actionable data, and protect property and human life. Our specialized capabilities include, high reliability remote sensing payloads for ground, air and space, offering active and motion imaging, anti-jam signal generation data encryption, information processing and system performance modeling and simulation. We also provide solutions that map and monitor the earth for a variety of commercial and governmental users. Our imaging payloads or sensor systems have been at the heart of nearly every U.S. commercial remote sensing satellite system. Our sensors currently provide all of the commercial high resolution space-based imagery in the United States, and we now are expanding this expertise to pursue several international opportunities. Our environmental systems monitor and evaluate our global environment with space and airborne remote sensing and ground data processing.

Positioning, Navigation and Timing (PNT)

Our Positioning, Navigation and Timing (PNT) business is a total GPS navigation systems supplier providing high-performance, reliable, cost-effective GPS payload, receiver and control solutions. We have developed more than 50 GPS satellite payloads that have been on every GPS satellite ever launched and accumulated over 500 years of on-orbit life without a single mission-related failure due to our equipment. Today, new GPS technologies are being developed that will dramatically improve the accuracy and reliability of this global utility under the GPS III program. The next generation Global Positioning System Operational Control System (GPS OCX) will provide command, control and mission support for all current and future GPS satellites based on a modern, service-oriented architecture that will integrate a government and industry open system standard. We are providing the key navigation processing elements and precision monitor station receivers during the current phase of the GPS OCX program that includes advanced anti-jam capabilities, improved system security, accuracy and reliability.

Information and Technical Services

Our Information and Technical Services segment had revenues of $3.0 billion, $2.3 billion and $2.3 billion and operating income of $150, $126 and $139 for the years ended December 31, 2011, 2010 and 2009, respectively, and accounted for 52%, 39% and 38%, respectively, of our consolidated and combined revenue. The segment consists of the following major program areas:

Air Traffic Management

Our Air Traffic Management business has a 30-year history as a trusted provider of air traffic control navigation, communication and surveillance solutions. We provide the FAA with engineering expertise and full system solutions in the development and implementation of a modernized air traffic system. Our core program is the ADS-B system: the cornerstone program of the FAA’s Next Generation Air Transportation System (NextGen) initiative to modernize from a ground-based system of air traffic control to a satellite-based system of air traffic management. As the prime contractor on ADS-B, we are designing, building and operating a nationwide system of radio communications, telecommunications networks, information technology and software to deliver highly accurate, networked, real-time surveillance data to the automated systems of the FAA. We are also leading a world-class team of aviation industry companies in pursuit of DataCom, the FAA’s latest NextGen program. We are currently developing leading-edge concepts under the Systems Engineering 2020 (SE2020) contract. The work spans all dimensions of a national effort to transform air traffic control

Page  |  9

including ground systems, avionics, aircraft, air traffic control rules and procedures, human factors, safety and security, environmental processes and standards. We are extending our integrated network systems capabilities to the commercial aviation market by introducing a comprehensive, web-based application suite called Symphony, which enables key business functions for airports and airlines to improve efficiencies in their operations. This real-time, comprehensive flight tracking data is essential to improving airport stakeholders’ operations, including flight information display systems, billing, auditing, resource allocation and situational awareness.

Network Systems

Our Network Systems business provides NASA and the DoD with engineering, operations and modernization services in support of a broad range of communication systems and technologies that are the strategic and operational heart of critical national systems. We design, develop and support large-scale ground communications networks by providing mission network planning and integration services, systems and network engineering, operations, maintenance, and development and sustainment engineering work across the United States and around the world. We have supported NASA for more than 25 years as a leading provider of advanced engineering services for its space and ground communications networks. We are the prime contractor on NASA’s Space Communications Network Services (SCNS) contract for the Goddard Space Flight Center, which provides most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, such as the International Space Stations and the space shuttle. We are also the prime contractor for the Joint Spectrum Center’s (JSC) Electromagnetic Spectrum Engineering Services contract, where we provide engineering systems support, technical analysis, test support, and long-term strategic planning as JSC meets national security and military objectives related to the use of electromagnetic spectrum.

Advanced Information Systems

Our Advanced Information Systems business serves a broad range of federal customers in defense, intelligence and homeland security. We serve critical missions in military and national intelligence, deterrence and defense against chemical, biological, radiological nuclear and explosive (CBRNE) threats, strategic programs and other core defense programs. Our long history translates into a deep understanding of customer missions and challenges, and we apply that expertise to provide our customers with innovative solutions for ever-changing needs. We develop information-enabled solutions for U.S. Government customers that rely on our expertise to securely access, integrate and share sensitive data. By delivering a global data network that connects DoD and national agencies together into a collaborative, secure, services-oriented architecture, we are able to help our customers connect to and discover information in real time to support tactical exploitation of intelligence on the network. These solutions integrate key capabilities in cyber defense, cross-domain information sharing, broad enterprise applications of information technology, and the implementation of leading edge network and systems architectures.

Communications and Information Systems (CYBER)

The Communications and Information Systems (CYBER) business supports a variety of U.S. and Joint Forces military activities, as well as Federal civilian communications infrastructures worldwide, ranging from wideband satellite communications systems to diverse network operations and management services. CYBER’s core capabilities include network management; mobile and fixed satellite communications operations and maintenance (SATCOM O&M); help desk support; switch, node and router support; database development; engineering; furnishing and installation of

Page  |  10

communications systems; information assurance of protected military networks; and field and depot level maintenance of communications equipment. As the prime contractor for the U.S. Army Network Command’s Total Army Communications for Southwest Asia, central Asia and Africa program (TACSWACAA), CYBER maintains world-class operational availability and information security for network resources in the largest battlefield network ever deployed. For the U.S. Southern Command, it operates and maintains tethered aerostats that perform core drug interdiction and air sovereignty missions along the U.S. southern border. High-profile communications support includes operations and maintenance for missions such as the Defense Red Switch Network, which provides the President, Secretary of Defense, Joint Chiefs of Staff, combatant commanders and various agencies with secure communications technology and systems.

Space Ground and Range Systems (SGRS)

Our Space Ground and Range Systems (SGRS) business provides systems engineering, lifecycle sustainment, logistic support, modernization, and operations and maintenance for U.S. military launch, test and training ranges, NASA’s Ground Communications Networks and other high-priority U.S. Government assets throughout the world. SGRS supports complex mission requirements that cover a broad spectrum of support, from facilities maintenance to reverse engineering of legacy systems. Key areas of support include system engineering, sustainment, logistics, depot maintenance, software engineering and configuration management for range instrumentation such as tracking, telemetry, optical, weather, communications, and command & control networks and systems. SGRS also provides payload processing and launch services for numerous government agencies. These key systems and assets are critical to the launch range and space communications network infrastructures, including the world’s largest air, land and sea training range for the U.S. Navy, the U.S. Air Force space launch ranges on the U.S. East and West Coasts and NASA’s space ground communications networks.

Middle East Programs (MEP)

Middle East Programs (MEP) provides oversight and management for our teams working in that region. The core capabilities of the MEP include logistics, vehicle maintenance and repair, facility and utilities maintenance and repair services, civil engineering, minor construction, transportation services, base operations, guard services, and emergency fire and life support services. As a leading provider of U.S. Army wheeled and tracked vehicle maintenance, MEP has built a strong track record of innovation and new service development, using Lean Six Sigma capabilities to devise optimum methods to perform maintenance on war-damaged vehicles. MEP also maintains a diverse array of equipment, from small arms to Patriot missiles, performing maintenance tasks both domestically and overseas. Logistics services also include transport of soldiers and equipment for combat operations. The full range of logistics tasks, encompassing supply, mobilization, transportation, equipment maintenance, property accountability and other facility and utilities materiel operations are typically carried out by MEP employees for the Army Prepositioned Stock programs. The largest contract effort in the MEP program provides infrastructure and logistics support through the Kuwait Base Operating Support, Services and Security (K-BOSSS) contract. The effort supports the U.S. Army with the full spectrum of logistics, security, transportation, life support and facilities services at Camp Arifjan, Camp Buehring, Camp Virginia and a number of other critical military installations in the Kuwait area of responsibility. This contract represented the fourth major facilities operations contract awarded in 2010 and solidified our role as a premier provider of base operations services in the Middle East. Our largest vehicle maintenance and repair contract is our Kuwait based Army Preposition Stock-5 (APS-5 Kuwait) contract.

Page  |  11

U.S. and Europe Programs

The U.S. and Europe Programs effort is primarily centered on logistics, base operations and infrastructure support to multiple military and governmental agencies in the United States and Europe. The business consists of supporting contracts with the U.S. Air Force and U.S. Army including bases in the United States (Fort Benning and Maxwell AFB) and Germany (Kaiserslautern). We provide full spectrum base operating support, logistics, supply, maintenance and security to each of these installations. U.S. and Europe programs also focus on the comprehensive nature of surface, rail and air transportation services, all life support services, as well as civil engineering and minor construction services.

Afghanistan Programs (AP)

Afghanistan Programs (AP) consists of two contracts with the U.S. Army Corps of Engineers to provide facilities operations, maintenance and training services for the Afghan National Security Forces (ANSF) and the Combined Security Transition Command in both Northern and Southern Afghanistan (ANSF Facilities Support programs). Under these two contracts, AP provides operations and maintenance support for more than 300 ANSF facilities at a variety of sites in Afghanistan, while simultaneously training Afghanis to assume responsibility for the facilities at the completion of the contract. AP also supports the warfighter under the Logistics Civilian Augmentation Program (LOGCAP); under the Air Force Civilian Augmentation Program (AFCAP); and under the Department of State Counter Narco-Terrorism Program (CNTPO). These programs provide logistics and supply operations, airfield operations, air traffic control and transportation support to the U.S. warfighter and to the Afghanistan National Security Forces.

Industry Background

The federal government remains the largest consumer of services and solutions in the United States, and the DoD is the largest purchaser of services and solutions in the federal government. In addition to the DoD, we do substantial business with the U.S. Intelligence Community, NASA and allied international customers. We also have substantial business with the FAA, which is not tied to the DoD budget. We are both a “prime” contractor and a supplier of first-tier systems, subsystems, and components, with approximately 80% of our revenues coming from contracts where we are the prime contractor.

Deficit reduction concerns have put pressure on all areas of government spending, including defense. While the President’s fiscal year 2013 Five-year Defense Plan (FYDP), released in February 2012, represents a reduction of funding versus the fiscal year 2012 FYDP, we believe there is significant risk of further spending reductions.

Within the defense, intelligence and homeland security budgets, we anticipate there will be pockets of priority spending, driven by growing needs for sophisticated intelligence gathering, secure information sharing, capabilities that counter anti-access and area-denial intentions, and affordable versus “exquisite” solutions to modernize aged, outmoded, or war-torn equipment. Thus, we foresee sustained levels of funding in the areas of integrated electronic warfare, networked communications, intelligence and information analysis, cyber-security and cyber warfare, UAVs, submarines, logistics, sustainment, and affordable upgrades to fielded equipment.

Within the FAA, in spite of overall fiscal pressures, we expect continued budget priority to be placed on deployment of next generation air traffic management systems, and expect Congress to continue

Page  |  12

to fund these critically important programs, driven by increased volumes of air traffic; safety, cost and environmental benefits; the need to better manage congestion around major airports; and the urgent need to replace outdated technology and infrastructure.

Within the NASA and National Oceanic and Atmospheric Administration budgets, we expect the focus of cuts in a period of fiscal austerity to be on high-cost manned space programs. However, we anticipate the earth science and space communications network programs in which we participate to hold up well, as reliance on timely and accurate weather data, environmental monitoring and reliable communications will continue to be priorities in an increasingly mobile, connected, and environmentally responsible society.

Internationally, austerity measures are affecting defense spending among Western European allies, but we project continued strong spending in allied countries that face regional security threats and volatility, such as the Middle East and Asia-Pacific. We also see strong interest from India, Australia and other countries for modernizing their air-traffic management systems.

Customers

Our primary customers are the DoD and the U.S. intelligence community. We also have established relationships with other U.S. Government customers, including the FAA and NASA. Our sources of revenue were as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic
Department of Defense (DoD)	$4,022	$4,311	$4,803
NASA/FAA/Other U.S. Government and U.S. Commercial	1,283	953	690
International	534	627	568
Total revenue	$5,839	$5,891	$6,061

International Sales

Our sales to customers outside the United States were $534, $627 and $568 or 9%, 11% and 9% of total revenue in 2011, 2010 and 2009, respectively. Included in sales to customers outside the United States were foreign military sales through the U.S. Government. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act and the export laws and regulations described below, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation. In addition, embargoes, international hostilities and changes in currency values can also impact our international sales.

Regulatory Matters

We act as a prime contractor or major subcontractor for numerous U.S. Government programs. As a result, we are subject to extensive regulations and requirements of the U.S. Government agencies and entities which govern these programs, including with respect to the award, administration and performance of contracts under such programs. We are also subject to certain specific business risks associated with U.S. Government program funding and appropriations and U.S. Government

Page  |  13

contracts, and with supplying technologically advanced, cutting-edge defense-related products and services to the U.S. Government.

U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract termination and adjustment, and audit requirements. In addition, these regulations govern contract pricing and cost by, among other things, defining allowable and unallowable costs, requiring certification and disclosure of all cost and pricing data in connection with certain contract negotiations, and otherwise governing the right to reimbursement under various flexibly priced U.S. Government contracts. These laws and regulations impose specific cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP) and therefore require reconciliation, as well as costs associated with compliance with government standards for accounting and management internal control systems. These regulations also impose restrictions on the use and dissemination of classified information for national security purposes and the exportation of certain products and technical data. We also cannot compete for or divest of work if an organizational conflict of interest related to such work exists and/or cannot be appropriately mitigated. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time.

In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems.

U.S. Government programs generally are implemented by the award of individual contracts and subcontracts. Congress generally appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or change. The U.S. Government is required to equitably adjust a contract price for additions or reductions in scope or other changes ordered by it.

We are also involved in U.S. Government programs which are classified by the U.S. Government and cannot be specifically described in this Annual Report on Form 10-K. The operating results of these classified programs are included in our financial statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of our other U.S. Government programs and products, and are subject to the same oversight and internal controls as other U.S. Government programs.

Page  |  14

The export from the United States of many of our products may require the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 and its implementing regulations under the ITAR, the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (IEEPA), and/or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15-60 days (depending on the identity of the importing country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto.

We are also subject to government regulations and contract requirements which may differ from U.S. Government regulation with respect to our sales to non-U.S. customers. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act (FCPA) and export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country.

The U.S. Government may revise its procurement practices or adopt new or revised contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics training and other compliance training relevant to their respective positions.

Competition

We compete against many companies in the U.S. defense industry, but primarily against Lockheed Martin Corporation, The Boeing Company, Raytheon Company, General Dynamics Corporation, L-3 Communications Corporation, SAIC Inc., Northrop Grumman Corporation, Harris Corporation and BAE Systems, Inc. Internationally, we also compete against these same companies as well as Thales Group, EADS N.V., Finmeccanica S.p.A. and many others. Intense competition and long operating cycles are both key characteristics of our business and the defense industry. It is common in this industry for work on major programs to be shared among a number of companies. A company competing as a prime contractor may, upon ultimate award of the contract to another party, serve as a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

Our success in the competitive defense industry depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. We must continue to maintain sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations.

Page  |  15

Similarly, there is intense competition among many companies in the information and services markets, which are generally more labor intensive. Competitors include DynCorp, KBR, Fluor and several of the defense industry participants mentioned above, as well as many other large and small entities with expertise in various specialized areas. Our ability to successfully compete in the information and services markets depends on a number of factors; the most important of which is the capability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of these markets. Accordingly, we have implemented various workforce initiatives to ensure our success in attracting, developing and retaining sufficient resources to maintain or improve our competitive position within these markets.

Intellectual Property

We own an intellectual property portfolio of U.S. and foreign patents, and unpatented know-how, data, software, trademarks and copyrights, all of which contribute to the preservation of our competitive position in the marketplace. Although our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business, taken as a whole.

In addition to our patent portfolio, we are licensed to use certain patents, technology, and other intellectual property rights owned and controlled by others, and, the U.S. Government and/or other entities are licensed to use certain patents, technology, and other intellectual property rights owned and controlled by us, under U.S. Government contracts or otherwise. We believe that our business, taken as a whole, is not materially dependent on any one license agreement or related group of license agreements.

Research and Development

We conduct research and development activities to continually enhance our existing products and services and develop new products and services to meet our customers’ changing needs and requirements and address new market opportunities. During 2011, we expensed $99 on research and development efforts compared with $119 in 2010 and $142 in 2009. These expenditures principally have been for product development for the U.S. Government. In addition, we also conduct funded research and development activities under U.S. Government contracts which are included in total revenue.

Employees

Respect, responsibility and integrity are our core values. We intend to continue our rigorous corporate responsibility programs which ensure a safe and secure work environment, compliance with government regulations, and allow our employees to voice any concerns while knowing these concerns will be appropriately addressed. Our Company is comprised of diverse people and we believe that our diversity enhances our creativity and enriches our work culture. We are committed to good corporate citizenship and intend to always maintain the trust and support of the communities in which our employees work and live.

On December 31, 2011, we had approximately 20,500 employees, approximately 2,400 of whom were working under collective bargaining agreements with labor unions and worker representatives. These collective agreements, which cover approximately 12% of our employees, are due to expire at various times through 2014. We have historically renegotiated these agreements without any significant disruption to our operating activities.

Page  |  16

Raw Materials, Suppliers and Seasonality

We depend on our extended supply chain for many of the raw materials, components and supplies used in our product and service offerings. We recognize that all supply networks can experience price fluctuations and capacity constraints that put pressure on pricing and lead times. Through our comprehensive supply chain management practices we evaluate our value chain for competitiveness, viability, and overall performance which is an important and integral element of our overarching integrated management system. Our ability to maintain multiple sources of supply for a majority of the items we acquire reduces the risk of potential disruption to our operations. In those instances where we rely on single sources or are engaged in commodity markets with a limited number of suppliers, we attempt to mitigate those perceived risks through long-term agreements and additional supplier oversight. To date, we have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.

We do not consider any material portion of our business to be seasonal. However, various factors can affect the distribution of our revenue between accounting periods, including the timing of award, the availability of customer funding, product deliveries and customer acceptance.

Backlog

At December 31, 2011, total backlog was $11.7 billion compared with $11.5 billion at the end of 2010. Approximately 41% of total backlog at December 31, 2011, is expected to be converted into revenue in 2012.

Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog includes potential options on multi-year contracts and excludes unfunded indefinite delivery indefinite quantity (IDIQ) orders. Backlog is converted into revenue as work is performed or deliveries are made.

Contracts

Generally, the sales price arrangements for our contracts are either fixed-price, cost-plus or time-and-material type. A fixed-price type contract typically offers higher profit margin potential than a cost-plus type or time-and-material type contract, which is commensurate with the greater levels of risk we assume on a fixed-price type contract.

On a fixed-price type contract, we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Accounting for the revenue on a fixed-price type contract generally requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated total profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change.

Page  |  17

On a cost-plus type contract, we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangements. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees generally provide for a fee based on the relationship which total allowable costs bear to target cost.

On a time-and-material type contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus type and time-and-material type contracts we generally do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

We believe we have a balanced mix of fixed-price, cost-plus and time-and-material type contracts, a diversified business base and an attractive customer profile with limited reliance on any single contract.

The table below presents the percentage of our total revenue generated from each contract-type for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
Contract Type	2011	2010	2009
Fixed Price	45%	52%	51%
Cost Plus (a)	55%	48%	49%
Total revenue	100%	100%	100%

(a)	Includes time and material contracts.

Environmental

We are subject to stringent federal, state and local environmental laws and regulations. These are subject to change, which can be difficult to predict reliably and the timing of potential changes is uncertain. Environmental requirements significantly affect our operations and we have established an internal program to address our compliance with them.

We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in several states. These are in various stages of investigation and/or remediation and at some of these sites our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency (EPA), and from other federal and state agencies, that a number of sites formerly or currently owned and/or operated by us, and other properties or water supplies that may be or have been impacted by those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties,

Page  |  18

uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $29 and $22 as of December 31, 2011 and 2010, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.

Cautionary Statement concerning Forward-looking Statements

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, but are not limited to, statements about the separation of Exelis from ITT, the terms and the effect of the Spin-off, the nature and impact of such a separation, capitalization of the Company, future strategic plans and other statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Available Information, Internet Address and Internet Access to Current and Periodic Reports

Our website address is www.exelisinc.com. Exelis makes available free of charge on or through this website under “SEC Filings,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Information contained on our website is not incorporated by reference unless specifically stated herein. As noted, we file the above reports electronically with the SEC, and they are available on the SEC’s web site (www.sec.gov). In addition, all reports filed by Exelis with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. RISK FACTORS

You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. Should any of the following risks and uncertainties develop into actual events, our busines’s, financial condition or results of operations could be materially and adversely affected, the trading price of our common stock could decline, and you could lose all or part of your investment.

Page  |  19

Risks Relating to Our Business

We face the following risks in connection with the general conditions and trends of the industry in which we operate:

We are dependent on the U.S. Government for a substantial portion of our revenue and the outlook for U.S. Government spending is uncertain.

Approximately 87% of our 2011 revenues were derived from products and services ultimately sold to the U.S. Government, including the Department of Defense (DoD). All of these sales are directly affected by, among other things, the annual federal budget, appropriations made to defense programs, and spending levels. DoD budget and priorities impacting the programs can be affected by external threats to our national security, funding for ongoing operations in Iraq and Afghanistan, future priorities of the current presidential administration, and the overall health of the U.S. and world economies. Our future results may be directly impacted by budgetary actions by the Obama Administration and Congress since they have direct bearing on our ability to receive awards under new and on-going defense programs, as well as other U.S. Government programs. Our ability to develop and market products and services under these programs, as well as the variability of timing and size of certain key orders will also be affected. Since many of our government contracts are fixed-price, increased costs which cannot be justified as an increase to the contract value exposes the risk of reduced profitability and the potential loss of future business. In addition, numerous contracts are subject to security and facility clearances, as well as export licenses, which, if withdrawn, restricted or made unavailable, would adversely affect our business. Changes in U.S. Government contracting regulations, and related governmental investigations could increase our costs of regulatory compliance and could have a negative effect on our brand name and on our ability to win new business.

We expect increased uncertainty and lower top-line DoD spending over the next several years. We expect the majority of cuts to be reserved for the latter half of the ten-year period over which previously announced cuts are expected to be made. The cuts may include force structure reductions as well as investment account (that is, procurement and research and development) savings. These reductions in spending may have a material impact on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties.”

The termination of government contracts may adversely affect our business.

Our financial performance is dependent on our performance under our U.S. Government contracts. The U.S. Government, and other governments, may terminate any of our government contracts at their convenience, as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold us liable for damages resulting from the default. The termination of any of our government contracts, whether for convenience or default, may adversely affect our current programs and may reduce our revenue, earnings or cash flows.

Page  |  20

As a U.S. Government contractor, we are subject to a number of procurement regulations and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

U.S. Government contractors must comply with many significant procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. If any such regulations or procurement requirements change, our costs of complying with them could increase and reduce our margins.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include, but are not limited to, our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. Government. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate or if it believes it is in the government’s best interests during the pendency of a dispute. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

The U.S. Government, from time to time, recommends to its contractors that certain contract prices be reduced, or that costs allocated to certain contracts be disallowed. These recommendations can involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, we have on occasion made adjustments to our contract prices and the costs allocated to our government contracts.

We are also, from time to time, subject to U.S. Government investigations relating to our operations, and we are subject to or expected to perform in compliance with a vast array of federal laws, including but not limited to the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. If we are convicted or otherwise found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions of the value of contracts, contract modifications or termination and the assessment of penalties and fines, compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations, or cash flows. Such findings or convictions could also result in suspension or debarment from government contracting. Given our dependence on government contracting, suspension or debarment could have a material adverse effect on our financial position, results of operations, or cash flows.

Page  |  21

The Department of Defense has announced plans for significant changes to its business practices that could have a material effect on its overall procurement process and adversely impact our current programs and potential new awards.

In September 2010, the DoD announced various initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. These initiatives are organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. These new initiatives are expected to have a significant impact on the contracting environment in which we do business with our DoD customers, and they could have a significant impact on current programs as well as new DoD business opportunities. In his January 6, 2011, announcement regarding future plans, the Secretary of Defense employed some of these initiatives to reduce costs and free up resources for reinvestment. For example, he discussed using multi-year procurement of Navy aircraft, information technology infrastructure streamlining, reductions in outsourcing, consolidation of operating centers and staffs, improving depot and supply chain processes, downsizing intelligence organizations, and eliminating some elements of the DoD’s bureaucracy. Changes to the DoD acquisition system and contracting models could affect whether or not and how we pursue certain opportunities and the terms under which we are able to do so. These initiatives are still fairly new, and the full impact to our business remains uncertain and subject to the manner in which the DoD implements them.

Competition within our markets and an increase in bid protests may reduce our revenues and market share.

We operate in highly competitive markets, and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate higher competition in some of our core markets as a result of the reduction in budgets for many U.S. Government agencies and fewer new program starts. In addition, as discussed above, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. Changes in U.S. defense spending may limit certain future market opportunities. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, may turn to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our financial position, results of operations, or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Know Trends and Uncertainties.”

The competitive environment is also affected by bid protests from unsuccessful bidders on new program awards. Bid protests could result in the award decision being overturned, requiring a re-bid of the contract. Even where a bid protest does not result in a re-bid, the resolution typically extends the time until the contract activity can begin, which may reduce our earnings in the period in which the contract would otherwise have commenced.

Our international business exposes us to additional risks.

Our international business constituted approximately 9% of total revenue for the year ended December 31, 2011. We are subject to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions,

Page  |  22

repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. Changes in regulation or political environment may affect our ability to conduct business in foreign markets, including investment, procurement and repatriation of earnings.

The services and products we provide internationally, including through the use of subcontractors, are sometimes in countries with unstable governments, in areas of military conflict or at military installations. This increases the risk of an incident resulting in damage or destruction to our products or resulting in injury or loss of life to our employees, subcontractors or other third parties. We maintain insurance to mitigate risk and potential liabilities related to our international operations, but our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. (See additional discussion of possible inadequacy of our insurance coverage below). In addition, any accidents or incidents that occur in connection with our international operations could result in negative publicity for the Company, which may adversely affect our reputation and make it more difficult for us to compete for future contracts or result in the loss of existing and future contracts. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations, or cash flows.

Our future success depends, in part, on our ability to develop new products and new technologies and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of current and future customers.

The markets in which we operate are characterized by rapidly changing technologies. The product, program and service needs of our customers change and evolve regularly. Accordingly, our success in the competitive defense industry depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which would have a material adverse effect on our ability to generate favorable financial results and maintain market share.

Operating results are heavily dependent upon our ability to attract and retain sufficient personnel with requisite skills and/or security clearances. If qualified personnel become scarce, we could experience higher labor, recruiting or training costs in order to attract and retain such employees or could experience difficulty in performing under our contracts if the needs for such employees are unmet.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in development or

Page  |  23

delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements.

In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received.

Misconduct of our employees, subcontractors, agents and business partners could cause us to lose customers or our ability to obtain new contracts.

Misconduct, fraud or other improper activities by our employees, subcontractors, agents or business partners could have a significant adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state or local government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Other examples of potential misconduct include falsifying time or other records and violations of the Anti-Kickback Act. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could subject us to fines and penalties, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, our reputation and our future results.

We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

Accounting for construction and production type contracts requires judgment relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; consider whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or

Page  |  24

segmented; consider incentives or penalties related to performance on contracts in estimating revenue and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for construction and production type contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

The level of returns on postretirement benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.

A substantial portion of Exelis’s current and retired employee population is covered by pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). We may experience significant fluctuations in costs related to postretirement benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our postretirement plans is incurred over long periods of time and involves various factors and uncertainties during those periods which can be volatile and unpredictable, including the rates of return on postretirement benefit plan assets, discount rates used to calculate liabilities and expenses, rates of future compensation increases, and trends for future medical costs. Management develops each assumption using relevant plan and Company experience and expectations in conjunction with market-related data. Our financial position and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.

We make contributions to fund our postretirement benefit plans when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on postretirement benefit plan assets and the minimum funding requirements established by local government funding or taxing authorities, or established by other agreement, may influence future funding requirements. A significant decline in the fair value of our plan assets, or other adverse changes to our overall pension and other employee-related benefit plans could require us to make significant funding contributions and affect cash flows in future periods.

U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we have sought and expect to continue to seek reimbursement from the DoD for a portion of our postretirement costs and plan contributions.

On December 27, 2011 the U.S. Government’s Cost Accounting Standards Board (CASB) published a final rule that harmonizes CAS pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule will eventually mitigate the mismatch between CAS costs and PPA-amended ERISA minimum funding requirements, and will likely result in an acceleration of allowable CAS pension costs as compared to the prior rules. The final rule will apply to our contracts starting in 2013, although due to a five-year phase in, the rule may not begin to have a material impact on cost reimbursement until 2014, with full phase-in not achieved until 2017. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.

Page  |  25

Contract cost growth on fixed-price and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. This cost growth can occur if estimates to complete increase due to technical challenges, manufacturing difficulties or delays, or workforce-related issues, or if initial estimates used for calculating the contract cost were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, the timelines and availability of materials, major subcontractor performance and quality of their products, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters and the inability to recover any claims included in the estimates to complete. A significant change in cost estimates on one or more programs could have a material adverse effect on our combined financial position, results of operations or cash flows.

Most of our contracts are firm fixed-price contracts or flexibly priced contracts. Our risk varies with the type of contract. Flexibly priced contracts include both cost-type and fixed-price incentive contracts. Due to their nature, firm fixed-price contracts inherently have more risk than flexibly priced contracts. Approximately 45% of our annual revenues were derived from firm fixed-price contracts for the year ended December 31, 2011. We typically enter into firm fixed-price contracts where costs can be reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. If the terms specified in our contracts are not met, then profitability may be reduced. Fixed-price development work comprises a small portion of our firm fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. In addition, successful performance of firm fixed-price development contracts that include production units is subject to our ability to control cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates.

Under a cost-type contract the allowable costs incurred by the contractor are also subject to reimbursement plus a fee that represents profit. We enter into cost-type contracts for development programs with complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise.

Our earnings and margins may vary based on the mix of our contracts and programs, our performance, and our ability to control costs.

Our earnings and margins may vary materially depending on the types and timing of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees is finally determined (particularly under award and incentive fee contracts). Changes in procurement policy favoring new,

Page  |  26

accelerated, or more incentive-based fee arrangements or different award fee criteria may affect the predictability of our profit rates.

Our backlog includes a variety of contract types which are intended to address changing risk and reward profiles as a program matures. Contract types include cost-reimbursable, fixed-price incentive, fixed-price, and time-and-materials contracts. Contracts for development programs that have complex design and technical challenges are typically cost-reimbursable. Under cost-reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. In these cases, the associated financial risks primarily relate to a reduction in fees, and the program could be cancelled if cost, schedule, or technical performance issues arise.

Other contracts in backlog are for the transition from development to production (e.g., Low Rate Initial Production), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated. These generally are cost-reimbursable or fixed-price incentive contracts, although there is a current stated U.S. Government preference for fixed-price incentive contracts. Under a fixed-price incentive contract, the allowable costs incurred are eligible for reimbursement, but are subject to a cost-share limit which affects profitability. If our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

There are also contracts for production as well as operations and maintenance of the delivered products that have the challenge of achieving a stable production and delivery rate, while maintaining operability of the product after delivery. These contracts are mainly fixed-price, although some operations and maintenance contracts are time and materials-type. Under fixed-price contracts, we receive a fixed price despite the actual costs we incur. We have to absorb any costs in excess of the fixed price. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses.

The failure to perform to customer expectations and contract requirements may result in reduced fees and affect our financial performance in that period. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to justify an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards.

Our earnings and margins depend, in part, on our ability to perform under contracts.

When agreeing to contractual terms, our management makes assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. If there is a significant change in one or more of these circumstances or estimates, or if we face unanticipated contract costs, the profitability of one or more of these contracts may be adversely affected.

Page  |  27

Our earnings and margins depend, in part, on subcontractor performance as well as raw material and component availability and pricing.

We rely on other companies to provide raw materials and major components for our products and we rely on subcontractors to produce hardware elements and sub-assemblies and perform some of the services that we provide to our customers. Disruptions or performance problems caused by our subcontractors and vendors could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor could be adversely affected if one or more of the vendors or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner.

Our costs may increase over the term of our contracts. Through cost escalation provisions contained in some of our U.S. Government contracts, we may be protected from increases in material costs to the extent that the increases in our costs are in line with industry indices. However, the difference in basis between our actual material costs and these indices may expose us to cost uncertainty even with these provisions. A significant delay in supply deliveries of our key raw materials required in our production processes could have a material adverse effect on our financial position, results of operations, or cash flows.

In connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government. There are currently several components for which there may be only one supplier. The inability of a sole source supplier to meet our needs could have a material adverse effect on our financial position, results of operations, or cash flows.

Our level of indebtedness and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or ability to incur additional debt.

At December 31, 2011, we had $650 million in aggregate principal amount of outstanding debt, including $250 million of 4.25% senior notes due in 2016 and $400 million of 5.55% senior notes due in 2021. In addition, at December 31, 2011, we had borrowing capacity of $600 million available to us under our bank credit facility. We expect to issue commercial paper periodically to fund short-term working capital requirements. In the future, we may increase our borrowings, subject to limitations imposed on us by our debt agreements.

Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

Page  |  28

We may increase our debt or raise additional capital in the future, which could affect our financial health, and may decrease our profitability.

We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us. Also, regardless of the terms of our debt or equity financing, the amount of our stock that we can issue may be limited because the issuance of our stock may cause the Spin-off to be a taxable event for ITT under Section 355(e) of the Internal Revenue Code of 1986, as amended (the “Code”), and under the Tax Matters Agreement, we could be required to indemnify ITT for that tax. The Tax Matters Agreement is discussed in Note 18, “Related Party Transactions and Parent Company Equity,” to the Notes of the Consolidated and Combined Financial Statements.

Goodwill and other intangible assets represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.

At December 31, 2011, our goodwill and other intangible assets were approximately $2.4 billion, net of accumulated amortization, which represented approximately 46% of our total assets. Goodwill is tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also review the carrying value of finite-lived intangible assets for impairment when impairment indicators arise. We estimate the fair value of reporting units used in the goodwill impairment test using an income approach, and as a result the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. In addition, certain personnel may be required to receive security clearance and substantial training in order to work on certain programs or perform certain tasks. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could seriously harm our business, results of operations and financial condition.

Page  |  29

Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.

Approximately 2,400 of our employees are unionized, which represents approximately 12% of our employee-base at December 31, 2011. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents, trademarks, copyrights, and other forms of intellectual property. The U.S. Government has rights to use certain intellectual property that we develop in performance of government contracts, and it may use or authorize others to use such intellectual property. Our intellectual property is subject to challenge, invalidation, misappropriation or circumvention by third parties.

We also rely significantly upon proprietary technology, information, processes and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors and other parties, as well as through other security measures. These agreements and security measures may not provide meaningful protection for our unpatented proprietary information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

In some instances, we have licensed the proprietary intellectual property of others, but we may be unable in the future to secure the necessary licenses to use such intellectual property on commercially reasonable terms.

Unforeseen environmental issues could have a material adverse effect on our financial position, results of operations, or cash flows.

Our operations are subject to and affected by many federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future environmental laws or regulations, including, for example, those imposed in response to climate change concerns. Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require significant operating and capital costs.

Environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to

Page  |  30

remediation of conditions in the environment. In addition, if violations of environmental laws result in our, or in one or more facilities, being placed on the “Excluded Parties List” maintained by the General Services Administration, we could become ineligible to receive certain contracts, subcontracts and other benefits from the federal government or to perform work under a government contract or subcontract at any listed facility. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed.

Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts, or financial insolvency of other responsible parties could in the future have a material adverse effect on our financial position, results of operations, or cash flows.

We rely on our information systems in our operations. Security breaches and other disruptions could adversely affect our business and results of operations.

As a U.S. defense contractor, we face certain security threats, including cyber-security threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. Cyber-security threats are evolving and include, among others, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our operations, lead to financial losses from remedial actions, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity.

Our systems are decentralized, which presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would be in a more centralized environment. In addition, “company-wide” business initiatives, such as the integration of information technology systems, or the formation of a technology system impacting different parts of our business, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, we regularly are under audit by tax authorities. The final determination of

Page  |  31

tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could also impact our tax liabilities and affect our income tax expense and profitability.

The effects of changes in worldwide economic and capital markets conditions may significantly affect our revenue, profitability, results of operations and our ability to maintain liquidity or procure capital.

The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, foreign currency exchange rates, tax rates, or regulations in the jurisdictions in which the Company operates. If, for any reason, we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.

Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of our insurers and financial institutions and other third parties. The tightening of credit markets may reduce the funds available to our customers to buy our products and services for an unknown, but perhaps lengthy, period. Restrictive credit markets may also result in customers extending times for payment and may result in our having higher customer receivables with increased default rates. General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce consumption even in a stable marketplace.

Risks Relating to our Recent Separation from ITT

We face the following risks in connection with our Spin-off from ITT:

If the Spin-off were to fail to qualify as a tax-free transaction under the Code, then we and/or our former parent and our stockholders could be subject to significant tax liability.

In connection with the Spin-off, our former parent, ITT Corporation, received an IRS ruling (the “IRS Ruling”) stating that ITT and its shareholders will not recognize any taxable income, gain or loss for U.S. Federal income tax purposes as a result of the Spin-off. In addition, ITT received an opinion of tax counsel as to the satisfaction of certain requirements necessary for the Spin-off to receive tax-free treatment upon which the IRS did not rule. The IRS Ruling, while generally binding upon the IRS, was based on certain factual statements and representations. If any such factual statements or representations were incomplete or untrue in any material respect, or if the facts on which the IRS Ruling was based were materially different from the facts at the time of the Spin-off, the IRS could modify or revoke the IRS Ruling retroactively.

As discussed above, certain requirements for tax-free treatment that are not covered in the IRS Ruling were addressed in the opinion of counsel. The opinion of counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the Spin-off that are different from the conclusions reached in the opinion. Like the IRS Ruling, the opinion was based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter counsel’s conclusions.

Page  |  32

If all or a portion of the Spin-off does not qualify as a tax-free transaction because any of the factual statements or representations in the IRS Ruling or the legal opinion are incomplete or untrue, or because the facts upon which the IRS Ruling is based are materially different from the facts at the time of the Spin-off, ITT would recognize a substantial gain for U.S. Federal income tax purposes. In such case, under U.S. Treasury regulations each member of the ITT consolidated group at the time of the Spin-off (including us and our subsidiaries), would be jointly and severally liable for the entire amount of any resulting U.S. Federal income tax liability.

Notwithstanding the foregoing, the Spin-off will be taxable to ITT (but not to ITT shareholders) pursuant to Section 355(e) of the Code if there are one or more purchases (including issuances) of the stock of either us or ITT, representing 50% or more, measured by vote or value, of the then-outstanding stock of either corporation and the purchase or purchases are deemed to be part of a plan or series of related transactions that include the Spin-off. Any acquisition of our common stock within two years before or after the Spin-off (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The tax liability resulting from the application of Section 355(e) would be substantial. In addition, under U.S. Treasury regulations, each member of the ITT consolidated group at the time of the Spin-off (including us and our subsidiaries) would be severally liable for the resulting U.S. Federal income tax liability.

We have agreed not to enter into any transaction that could cause any portion of the Spin-off to be taxable to ITT, including under Section 355(e). Pursuant to the Tax Matters Agreement, we have also agreed to indemnify ITT and Xylem Inc. for any tax liabilities resulting from such transactions, and ITT and Xylem Inc. have agreed to indemnify us for any tax liabilities resulting from such transactions entered into by ITT and Xylem Inc. These obligations may discourage, delay or prevent a change of control of our Company.

We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.

As an independent, publicly traded company, we believe that our business will benefit from, among other things, (i) greater strategic focus of financial resources and management’s efforts, (ii) enhanced customer focus, (iii) direct access to capital resources, (iv) enhanced investor choices by offering investment opportunities in a separate entity from ITT, (v) improved management incentive tools, and (vi) utilization of stock as an acquisition currency. However, by separating from ITT, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of ITT. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all.

We do not have a recent operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

The historical financial information we have included in this report has been derived in part from ITT’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during the periods presented. ITT did not account for us, and we were not operated, as a single stand-alone entity for certain of the periods presented even if we represented a reporting segment in ITT’s historical consolidated financial statements. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

Page  |  33

We may incur greater costs as an independent company than we did when we were part of ITT.

As a part of ITT, we took advantage of ITT’s size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology such as computer software licenses. We also relied on ITT to provide various corporate functions. Following the Spin-off, as a separate, independent entity, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable to us as those we obtained prior to the Spin-off. We may also incur costs for functions previously performed by ITT that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject as a new independent, publicly traded company.

Our financial results previously were included within the consolidated results of ITT, and we believe that our financial reporting and internal controls were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As an independent, publicly traded company, we are subject to reporting and other obligations under the Exchange Act. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2012, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows.

The Spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

The Spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the Spin-off left us, ITT and/or Xylem Inc. insolvent or with unreasonably small capital or that we, ITT and/or Xylem Inc. intended or believed it would incur debts beyond its ability to pay such debts as they mature and that ITT did not receive fair consideration or reasonably equivalent value in the Spin-off. If a court were to agree with such a plaintiff, then such court could void the Spin-off as a fraudulent transfer and could impose a number of different remedies, which could adversely affect our financial condition and our results of

Page  |  34

operations. Among other things, the court could require the return of assets or our shares to ITT, voiding the liens of Exelis and claims against ITT, or providing ITT with a claim for money damages against us.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that we were solvent at the time of or after giving effect to the Spin-off.

The Spin-off could also be challenged under state corporate distribution statutes. Under the Indiana Business Corporation Law, a corporation may not make distributions to its shareholders if, after giving effect to the distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities. No assurance can be given that a court will not later determine that the distribution of our shares in connection with the Spin-off was unlawful.

Under the Distribution Agreement, from and after the Spin-off, we will be responsible for the debts, liabilities and other obligations related to the business or businesses which we own and operate following the consummation of the Spin-off. Although we do not expect to be liable for any of these or other obligations not expressly assumed by us pursuant to the Distribution Agreement, it is possible that we could be required to assume responsibility for certain obligations retained by ITT or Xylem Inc. should ITT or Xylem Inc. fail to pay or perform its retained obligations (for example, tax, asbestos and/or environmental liabilities).

In connection with our separation, ITT and Xylem Inc. will indemnify us for certain liabilities and we will indemnify ITT or Xylem Inc. for certain liabilities. If we are required to indemnify ITT or Xylem Inc., we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In the case of ITT’s or Xylem Inc.’s indemnity, there can be no assurance that those indemnities will be sufficient to insure us against the full amount of such liabilities, or as to ITT’s or Xylem Inc.’s ability to satisfy its indemnification obligations in the future.

Pursuant to the Distribution Agreement and certain other agreements with ITT and Xylem Inc., ITT and Xylem Inc. agreed to indemnify us from certain liabilities, and we agreed to indemnify ITT and Xylem Inc. for certain liabilities as discussed further in Note 18, “Related Party Transactions and Parent Company Equity,” and Note 19, “Commitments and Contingencies,” to the Notes of the Consolidated and Combined Financial Statements. Indemnities that we may be required to provide ITT and Xylem Inc. may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Spin-off. Third-parties could also seek to hold us responsible for any of the liabilities that ITT or Xylem Inc. has agreed to retain. Further, there can be no assurance that the indemnity from ITT and Xylem Inc. will be sufficient to protect us against the full amount of such liabilities, or that ITT and Xylem Inc. will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from ITT and Xylem Inc., any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

Page  |  35

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements related to the Spin-off.

The agreements related to the Spin-off, including the Distribution Agreement, Benefits and Compensation Matters Agreement, Intellectual Property License Agreement, Tax Matters Agreement, Transition Services Agreements and any other agreements, were negotiated in the context of our separation from ITT while we were still part of ITT. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements negotiated in the context of our separation are related to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among ITT, Xylem Inc. and us. We may have received better terms under the agreements related to the Spin-off from third parties because third parties may have competed with each other to win our business.

Risks Relating to Our Common Stock

You face the following risks in connection with ownership of our common stock:

There is not a long market history for our common stock and the market price of our common stock may fluctuate significantly.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;
•	success or failure of our business strategy;
•	our quarterly or annual earnings, or those of other companies in our industry;
•	our ability to obtain financing as needed;
•	announcements by us or our competitors of significant new business awards;
•	announcements by us or our competitors of significant acquisitions or dispositions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	investor perception of our Company and the defense industry;
•	natural or environmental disasters that investors believe may affect us;
•	overall market fluctuations;
•	fluctuations in the budget of federal, state and local governmental entities around the world;
•	results from any material litigation or government investigation;
•	changes in laws and regulations affecting our business; and
•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

The timing, declaration, amount and payment of future dividends to our shareholders fall within the discretion of our Board of Directors and will depend on many factors, including our financial

Page  |  36

condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.

Additionally, if we cannot generate sufficient cash flow from operations to meet our debt-payment obligations, then our ability to pay dividends, if so determined by the Board of Directors, will be impaired and we may be required to attempt to restructure or refinance our debt, raise additional capital or take other actions such as selling assets, reducing or delaying capital expenditures or reducing our dividend. There can be no assurance, however, that any such actions could be effected on satisfactory terms, if at all, or would be permitted by the terms of our debt or our other credit and contractual arrangements.

Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.

Certain provisions of our amended and restated articles of incorporation and our amended and restated by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, the amended and restated articles of incorporation and the amended and restated by-laws, among other things, provide for a classified board and require advance notice for shareholder proposals and nominations, do not permit shareholders to convene special meetings and do not permit action by written consent of the shareholders. In addition, the amended and restated articles of incorporation authorizes our Board of Directors to issue one or more series of preferred stock. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on mergers and other business combinations between any holder of 10% or more of our outstanding common stock and us as well as certain restrictions on the voting rights of “control shares” of an “issuing public corporation.”

Under the Tax Matters Agreement, we have agreed not to enter into any transaction that could cause the Spin-off to be taxable to ITT. We have also agreed to indemnify ITT for any tax resulting from any such transactions. Generally, ITT will recognize taxable gain on the Spin-off if there are one or more purchases (including issuances) of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding capital stock, and the purchases or issuances are deemed to be part of a plan or series of related transactions that include the Spin-off. Any such shares of our common stock acquired, directly or indirectly, within two years before or after the Spin-off (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) will generally be presumed to be part of such a plan unless that presumption is rebutted. As a result, our obligations may discourage, delay or prevent a change of control of our company.

Item 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the SEC.

Page  |  37

Item 2. PROPERTIES

We have 156 locations, in 12 countries on four continents. These properties total 7.6 million square feet, of which 149 locations, or 5.1 million square feet are leased. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows the significant locations by segment.

LOCATION	SEGMENT	SQ FT (In thousands)	OWNED / LEASED
Clifton, New Jersey	C4ISR Electronics and Systems	921	Owned
Rochester, New York	C4ISR Electronics and Systems	440	Owned
Fort Wayne, Indiana	C4ISR Electronics and Systems	302	Leased
Roanoke, Virginia	C4ISR Electronics and Systems	301	Owned
Rochester, New York	C4ISR Electronics and Systems	633	Leased
Fort Wayne, Indiana	C4ISR Electronics and Systems	241	Owned
Rochester, New York	C4ISR Electronics and Systems	215	Owned
Van Nuys, California	C4ISR Electronics and Systems	168	Leased
Herndon, Virginia	Information and Technical Services	167	Leased
Morgan Hill, California	C4ISR Electronics and Systems	160	Leased
McLean, Virginia	Corporate Headquarters	50	Leased

Item 3. LEGAL PROCEEDINGS

We are party to or have property subject to claims and other legal proceedings, including matters arising under provisions relating to the protection of the environment. For information regarding these matters, including current environmental estimates of the amounts that we believe are required for remediation or clean-up, see Note 19, “Commitments and Contingencies,” in the Notes to the Consolidated and Combined Financial Statements. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

Other Proceedings

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

Page  |  38

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided regarding the executive officers of Exelis Inc. Each of the executive officers was elected to his or her position by the Company’s Board of Directors in connection with the Spin-off. The date in parentheses indicates the year in which the position was assumed.

Name	Age	Current Title	Other Business Experience During Past 5 Years
David F. Melcher	57	Chief Executive Officer and President	Senior Vice President, ITT and President, ITT Defense and Information Solutions (2010); Vice President, ITT and President, ITT Defense Electronics & Services (2008); Vice President of Strategy and Business Development, ITT Defense Electronics & Services (2008); Lieutenant General, U.S. Army, Deputy Chief of Staff, Military Deputy for Budget (2006).
Peter J. Milligan	44	Senior Vice President and Chief Financial Officer	Vice President and Chief Financial Officer, ITT Defense and Information Solutions (2010); Vice President and Controller, ITT Electronics Systems (2008); Vice President of Investor Relations, ITT Corporation (2006); Vice President of Finance, AT&T (2005).
Ann D. Davidson	59	Senior Vice President, Chief Legal Officer and Secretary	Vice President, Chief Ethics and Compliance Officer, ITT (2009); Vice President and General Counsel, ITT Defense Electronics & Services (2007); Vice President, General Counsel and Corporate Secretary, Thales North America (2005).
Christopher C. Bernhardt	55	Executive Vice President and President of Electronic Systems	President, ITT Electronic Systems, ITT Defense and Information Solutions (2010); President, ITT Electronic Systems, ITT Defense Electronics & Services (2009) and concurrently Vice President of Strategy, M&A and Business Developments, ITT Defense Electronics & Services (2006 to 2008).
Kenneth W. Hunzeker	59	Executive Vice President and President of Mission Systems	President and General Manager, Mission Systems, ITT Defense and Information Solutions (2011); Vice President, Government Relations, ITT Defense and Information Solutions (2010); Deputy Commander, United States Forces — Iraq, U.S. Army (2009), Commander, V Corps, Heidelberg, Germany (2007).
A. John Procopio	58	Senior Vice President and Chief Human Resources Officer	Vice President and Director of Human Resources, ITT Defense and Information Solutions (2010); Vice President and Director of Human Resources, ITT Defense Electronics & Services (2003).
John E. Shephard, Jr.	56	Senior Vice President and Chief Strategy and M&A Officer	Vice President, Business Development and Strategy, ITT Defense and Information Solutions (2010); Vice President, Business Development and Strategy, ITT Defense Electronics & Services (2009); CEO of Pallas-Athena Group (2006); President, Newport News Industrial Corporation and Senior Vice President, Operations, Northrop Grumman-Newport News (2005).

Page  |  39

Name	Age	Current Title	Other Business Experience During Past 5 Years
Michael R. Wilson	56	Executive Vice President; President of Information Systems	President, Information Systems, ITT Defense and Information Solutions (2010); President, ITT Advanced Engineering & Sciences, ITT Defense Electronics & Services (2009); Vice President, ITT Communications, Intelligence and Information Systems Business Unit, ITT Defense Electronics & Services (2003).
Christopher D. Young	52	Executive Vice President; President of Geospatial Systems	President and General Manager, Geospatial Systems, ITT Defense and Information Solutions (2010); President and General Manager, ITT Space Systems Division, ITT Defense Electronics & Services (2006).

Page  |  40

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK – MARKET PRICES AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “XLS”. Our common stock started “regular-way” trading on the NYSE on November 1, 2011. Prior to November 1, 2011, there was no public market for our common stock. Our common stock was traded on a “when-issued” basis prior to November 1, 2011. As of November 1, 2011, there were approximately 19,447 stockholders of record and 184.6 million outstanding shares.

The trading price data, as reported on the NYSE for the indicated periods is as follows:

	Sales Price
Months Ended	High	Low
November 30, 2011	$11.85	$8.78
December 31, 2011	$9.41	$8.25

The declaration and payment of dividends by us is subject to the discretion of our Board of Directors and depends on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. On November 2, 2011, the Board of Directors declared a cash dividend of $0.1033 per share, payable on January 1, 2012 to shareholders of record on November 16, 2011.

EQUITY COMPENSATION PLAN INFORMATION

The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any of our equity securities for the year-ended December 31, 2011.

STOCK PERFORMANCE GRAPH

The following graph provides a comparison of the cumulative total shareholder return on the Company’s common stock to the returns of S&P 500 and the S&P Aerospace and Defense Index from October 13, 2011 (the first day our common stock began “when-issued” trading on the New York Stock Exchange) through December 31, 2011. Our common stock began “regular-way” trading in connection with the Spin-off on November 1, 2011. “When-issued” trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. “Regular-way” trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and

Page  |  41

should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

The above graph assumes the following:

(1)	$100 invested at the close of business on October 13, 2011, in Exelis common stock, Standard & Poor’s (S&P) 500 Index, and the S&P Aerospace Defense Index.
(2)	The cumulative total return assumes reinvestment of dividends.

Page  |  42

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share amounts, unless otherwise stated)

The following table presents the selected historical condensed consolidated and combined financial data for Exelis. The results of operations data for each of the three years ending December 31, 2011, 2010 and 2009 and the financial position data as of December 31, 2011 and 2010 are derived from our audited consolidated and combined financial statements included in this annual report on Form 10-K. The results of operations data for the year ending December 31, 2008 and the balance sheet data as of December 31, 2009, are derived from our audited combined financial statements that are not included in this Annual Report on Form 10-K. The results of operations data for the year ending December 31, 2007 and the balance sheet data as of December 31, 2008 and 2007 are derived from our unaudited combined financial statements. The unaudited data has been prepared on the same basis as the audited data and, in the opinion of our management, include all adjustments necessary for a fair presentation on the information set forth herein.

	Year Ended December 31,
(in millions, except per share amounts)	2011	2010	2009	2008(a)	2007(a)
Results of Operations
Product and service revenue	$5,839	$5,891	$6,061	$6,072	$4,190
Operating income	535	689	702	650	445
Operating margin	9.2%	11.7%	11.6%	10.7%	10.6%
Income from continuing operations	326	448	459	414	290
Net Income (b)	326	587	469	421	290
Basic earnings per common share (c)	1.75	3.15	2.52	2.26	1.56
Diluted earnings per common share (c)	1.75	3.14	2.51	2.25	1.55
Cash dividends declared per common share	0.10	—	—	—	—
Financial Position
Total assets	$5,099	$4,295	$4,498	$4,530	$4,596
Long-Term Debt	649	—	—	—	—

(a)	In December 2007, we acquired EDO Corporation (EDO), which contributed to our total 2008 revenue growth. Additionally, the EDO acquisition increased total assets by approximately $2 billion on the date of acquisition.
(b)	Net income for the years ended December 31, 2010, 2009, and 2008 includes $139, $10 and $7 of income from discontinued operations, net of taxes. During 2010, we sold CAS, Inc., a component of our Information and Technical Services segment. CAS was part of the EDO acquisition noted above in Footnote (a).
(c)	On October 31, 2011, 184.6 shares of our common stock were distributed to ITT Corporation’s shareholders in connection with our Spin-off from ITT. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period presented in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding at each of the prior periods presented.

The selected historical condensed consolidated and combined financial data presented above should be read in conjunction with our audited Consolidated and Combined Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of

Page  |  43

Operations included in this Annual Report on Form 10-K. Our financial information may not be indicative of our future performance. Our historical combined financial information prior to October 31, 2011 reflects our performance as a business segment of ITT Corporation and may not provide a useful indicator of future performance. For further discussion of the factors that may affect comparability, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Page  |  44

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts, unless otherwise stated)

You should read the following discussion of our results of operations and financial condition together with the audited Consolidated and Combined Financial Statements and the notes thereto as well as the discussion in the section of this Annual Report on Form 10-K entitled “Description of Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Cautionary Statement concerning Forward-looking Statements.”

SEPARATION FROM ITT

On January 12, 2011, ITT Corporation (ITT) announced a plan to separate its Defense and Information Solutions (Exelis) segment from the remainder of its businesses through a pro rata distribution of common stock of an entity holding the assets and liabilities associated with the Defense and Information Solutions segment. We were incorporated in Indiana on May 4, 2011 to be the entity to hold such businesses. The Spin-off from ITT was completed on October 31, 2011 (the “Distribution Date”). In connection with the Spin-off, the common stock of Exelis was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Exelis common stock for every one share of common stock of ITT held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis and Xylem Inc. After the Distribution Date, ITT did not beneficially own any shares of Exelis common stock.

Prior to the Spin-off, we were a business segment of ITT Corporation. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, result of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented prior to October 31, 2011. We are incurring additional costs as an independent, publicly traded company, including additional costs related to corporate finance, governance and public reporting. We believe cash flows from operations will be sufficient to fund these additional costs going forward.

We believe that the Spin-off has allowed us, and will continue to allow us, to improve strategic planning, increase management focus and streamline decision-making by providing us the flexibility to implement our unique strategic plans and to respond more effectively to our customer needs and the changing economic environment.

OVERVIEW

Exelis is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of integrated electronic warfare, sensing and surveillance, air traffic management, information and cyber-security, and networked communications. Exelis also has growing positions in composite aerostructures, logistics and

Page  |  45

technical services. The Company’s customers include the United States (U.S.) Department of Defense (DoD), including U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and non-defense programs in the United States. Exelis conducts most of its business with the U.S. Government, principally the DoD. Exelis Inc. (f/k/a ITT DCO, Inc.) was incorporated in Indiana on May 4, 2011. The name of the Company was changed from ITT DCO, Inc. to Exelis Inc. on July 14, 2011.

Our business is reported in two segments: Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance (“C4ISR”) Electronics and Systems and Information and Technical Services. Our C4ISR Electronics and Systems segment provides engineered electronic systems and equipment, including force protection, electronic warfare systems, reconnaissance and surveillance systems, and integrated structures. Our Information and Technical Services segment is a provider of logistics, infrastructure, and sustainment support, while also providing a diverse set of technical services.

Known Trends and Uncertainties

Economic Opportunities, Challenges, and Risks

The United States continues to face significant economic and fiscal challenges, including slow GDP growth, high unemployment, and persistent U.S. federal government budget deficits. Concerns over fiscal deficits and the national debt continue to drive the political debate and no national consensus exists on the appropriate level of defense and other federal spending, making longer-term funding targets and priorities unclear. This uncertainty is not likely to abate prior to the U.S. Presidential election in November 2012.

In the short term, Congress, in the 2012 Consolidated Appropriations Act, approved DoD spending for 2012 at $646 billion, a reduction of approximately $22 billion from the President’s original request in February 2011. Consequently, continuing resolutions (CR) for fiscal year 2012 will not be needed to fund the Department of Defense, unlike in fiscal year 2011 when several CRs were passed. However, with defense spending likely to be an issue during the 2012 U.S. Presidential election campaign, it is possible that the President’s DoD budget for 2013, delivered in February 2012, will not be approved by Congress prior to October 2012, which is the start of fiscal year 2013. Thus, fiscal year 2013 may begin with another CR unless or until a budget is passed by the next Congress. In spite of these pressures, we believe that the U.S. government will continue to place a high priority on defense and homeland security spending, as threats will remain numerous, asymmetric and persistent.

The August 2011 U.S. Budget Control Act (BCA) includes several complex mechanisms to reduce the national debt and control deficit spending, among other items. The President’s 2013 budget request complies with the first phase of the BCA by projecting $487 billion in cuts over ten years, compared to the Congressional Budget Office’s 2012 DoD base spending projection. $260 billion of these cuts are assumed in the 2013-2017 Five Year Defense Plan (FYDP). The BCA also includes a “sequestration” trigger to take effect beginning on January 2013, which could cut up to $600 billion more in security spending accounts unless the law is superseded by then. Although the precise outcome is unclear, we expect increased uncertainty and lower top-line DoD spending over the next several years. Cuts could significantly reduce spending on procurement and research and development, accelerate reductions in force structure, and drive further savings in operations and maintenance and overhead accounts.

Page  |  46

In January 2012, the DoD released new strategic guidance to articulate priorities sustaining U.S. global leadership and align future defense spending. In this guidance, the DoD emphasizes a shift to a leaner force that is agile, flexible and technologically advanced. This shift in force structure focuses on addressing a range of continuously evolving threats including terrorism, state aggression, weapons of mass destruction and cyberspace-related aggression. Geographically, the DoD recognizes the growing importance of the Pacific Rim regarding U.S. economic and security interests. As a result, the DoD is expected to emphasize and build upon its Asia-Pacific presence while reducing the size and cost of its defense commitments in the Middle East and Europe and increasing reliance on allied partnerships. We believe our portfolio of defense solutions, which covers a broad range of differentiated products and services, aligns well with the priorities outlined in the DoD’s guidance. However, uncertainty related to potential changes in final appropriations and priorities could materially impact our business.

The DoD is focused on several initiatives to improve efficiency, refocus priorities, and enhance DoD business practices. As part of these initiatives, the government is re-evaluating the way capabilities are procured and experimenting with novel approaches. This acquisition reform could increase competitive pressures and impact defense industry sales levels and profit margins going forward. We believe, however, that we are well positioned for this environment by offering affordable and ready-now solutions, which may realize true savings for the DoD.

We believe that spending on recapitalization, modernization and maintenance of defense and security assets will continue despite possible reductions to some defense programs in which we participate or for which we expect to compete. We expect ongoing DoD emphasis to be placed on our areas of strength, such as electronic warfare, intelligence, surveillance and reconnaissance (ISR), satellites, precision navigation instruments, cyber, and information processing, exploitation and dissemination.

Programs related specifically to the support of ongoing operations in Afghanistan are subject to changes in the level of U.S. commitment in that country. However, since our work in Afghanistan is focused on supporting Afghan military and police forces rather than direct support for U.S. forces, a drawdown in U.S. forces may not lead to a significant reduction in our programs there. Also, it is expected that less emphasis will be placed on capabilities required for deployed U.S. soldiers, including counter IED jammers, night vision equipment and tactical communications systems. These expectations are reflected in our business plans. The degree to which a reduction in these activities continues or accelerates remains uncertain.

Globally, continued fiscal pressures in overseas economies could impact our business in markets such as the United Kingdom and continental Europe. However, we are forecasting continued market growth in the Middle East and Asia Pacific regions with new opportunities to expand our international business.

Although the Federal Government and its agencies will continue to face budget pressures and constraints for the foreseeable future, overall, we believe that we are well positioned for the challenging times that lie ahead. We have a record of solid program performance and operational excellence. Most importantly, we are a leader in segments of the market that we believe will endure over time, such as electronic warfare, ISR, navigation and information exploitation. We also believe that we our positioned in strategic areas of strong demand, such as our development and operation of the FAA’s ADS-B program, operation of space communications networks and management of space launch ranges.

Page  |  47

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules

On December 27, 2011, the U.S. Government’s Cost Accounting Standards Board (CASB) published a final rule that harmonizes CAS pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule will eventually mitigate the mismatch between CAS costs and PPA-amended ERISA minimum funding requirements, and will likely result in an acceleration of allowable CAS pension costs as compared to the prior rules. The final rule will apply to our contracts starting in 2013, although due to a five-year phase in, the rule may not begin to have a material impact on cost reimbursement until 2014, with full phase-in not achieved until 2017. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.

The information provided above represents a list of known trends and uncertainties that could impact our business in the foreseeable future. It should, however, be considered along with the risk factors identified under the caption “Risk Factors” in this Annual Report on Form 10-K.

Executive Summary

Exelis reported revenue of $5.84 billion for the year ended December 31, 2011, a decrease of approximately 0.9% compared to 2010. The decline in revenue was primarily driven by lower demand for surge-related products in our C4ISR Electronics and Systems segment, including our CREW 2.1 (Counter RCIED Electronic Warfare), special purpose jammer products and our Single Channel Ground and Airborne Radio Systems (SINCGARS). The decline in revenue in our C4ISR Electronics and Systems segment was partially offset by revenue growth of approximately 31.2% within our Information and Technical Services segment due primarily to new contract wins on our Middle East and Afghanistan Programs and growth in non-DoD programs with customers such as NASA. Operating income for the year ended December 31, 2011, was $535, reflecting a decline of $154 or 22.4% compared to 2010. Overall, operating margin declined year-over-year due to a shift in sales from higher margin products to lower margin services.

Additional Company highlights for the year ended December 31, 2011 included the following:

•	The Spin-off from ITT was completed on October 31, 2011 and we are now operating as a stand-alone publicly traded corporation. Our stock trades under the symbol “XLS” on the New York Stock Exchange.

•	Funded orders of approximately $5.4 billion were received during 2011, representing 11.6% total growth compared to 2010.

•	In connection with the Spin-off, we issued senior notes in an aggregate principal amount of $650 from which net proceeds were paid to ITT as part of a one-time dividend of $884.

•	Our first quarterly cash dividend of $0.1033 per share was paid to shareholders in January 2012.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, orders growth, and backlog, among other metrics on a regular basis. In addition, we consider certain additional measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing

Page  |  48

strategic alternatives and initiatives, including, but not limited to, acquisitions and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for revenue, operating income, income from continuing operations, or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measure, which may not be comparable to similarly titled measures reported by other companies, to be a key performance indicator:

•

“Adjusted income from continuing operations” defined as income from continuing operations, adjusted to exclude items that include, but are not limited to significant charges or credits that impact current results, but are not related to our ongoing operations, unusual and infrequent non-operating items and non-operating tax settlements or adjustments. A reconciliation of adjusted income from continuing operations is provided below.

	Year Ended December 31,
	2011	2010	2009
Income from continuing operations	$326	$448	$459
Separation costs, net of tax	29	—	—
Tax-related special items	16	—	—
Adjusted income from continuing operations	371	448	459
Income from continuing operations per diluted share	$1.75	$2.39	$2.45
Adjusted income from continuing operations per diluted share	$1.99	$2.39	$2.45

DISCUSSION OF FINANCIAL RESULTS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

	Year Ended December 31,
	2011	2010	Change
Product and service revenue	$5,839	$5,891	(0.9)%
Cost of product and service revenue	4,616	4,523	2.1%
Other operating expense	688	679	1.3%
Operating income	535	689	(22.4)%
Operating margin	9.2%	11.7%
Interest expense	10	—
Other (income) expense, net	(12)	(7)	71.4%
Income tax expense	211	248	(14.9)%
Effective tax rate	39.3%	35.6%
Income from continuing operations	326	448	(27.2)%
Income from discontinued operations, net of tax	—	139
Net Income	$326	$587	(44.5)%

Page  |  49

Revenue

Revenue for the year ended December 31, 2011 was $5,839, reflecting a decrease of $52 or 0.9% as compared with 2010. The decline in revenue within our C4ISR Electronics and Systems segment was partially offset by revenue growth in our Information and Technical Services segment. The following table illustrates revenue for our segments for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	Change
C4ISR Electronics and Systems	$2,817	$3,608	(21.9)%
Information & Technical Services	3,022	2,303	31.2%
Eliminations	—	(20)

Total revenue	$5,839	$5,891	(0.9)%

Revenue from our C4ISR Electronics and Systems segment was $2,817, a decline of $791 or 21.9% as compared with 2010. The decrease is primarily due to revenue declines in CREW 2.1 and special purpose jammer products of approximately $306, domestic SINCGARS of approximately $205 and electronic warfare systems on the Special Operations Aircraft contract of approximately $56. The CREW 2.1 program has reached maturity and we do not expect significant sales beyond maintenance and sustainment of the currently installed base to occur under this program going forward. However, during the first quarter of 2011, we received a significant award for the next generation of CREW technology. The extent to which revenue from the next generation CREW program will replace revenue from the CREW 2.1 is uncertain. The decline in revenue was partially offset by higher revenue under our commercial imaging satellites Enhanced View program of approximately $48.

Revenue from our Information and Technical Services segment was $3,022, an increase of $719 or 31.2% as compared with 2010. The increase in revenue is primarily due to contract wins and surge-related efforts to support the U.S Armed Services on our Middle East Programs and Afghanistan Programs, namely K-BOSSS (Kuwait Based Operations and Security Support Services), the Kuwait based Army Preposition Stock-5 (APS-5 Kuwait) contract, the Afghan National Security Forces (ANSF) Facilities Support programs and the Logistics Civilian Augmentation Program (LOGCAP). Revenue increased on K-BOSSS by approximately $460, APS-5 Kuwait by approximately $185, ANSF Facilities Support by approximately $131 and LOGCAP by approximately $58. Revenue also increased on the Space Communication and Network Services (SCNS) contract by approximately $80 and the Technology and Systems Engineering Bridge program (TSE Bridge) by approximately $65. The increase in revenue was partially offset by lower revenue on our GMASS (Global Maintenance and Supply Services) contract of approximately $129 and on our Data and Analysis Center for Software (DACS) contract of approximately $85. The TSE Bridge program replaced the DACS program and the APS-5 Kuwait contract replaced the services provided under the GMASS contract, which were both substantially completed by the end of fiscal year 2010.

Page  |  50

Cost of Revenue and Operating Expenses

Cost of product and service revenue and other operating expenses are comprised of the following:

	Year Ended December 31,
	2011	2010	Change
Cost of product revenue	$1,933	$2,491	(22.4)%
% of product revenue	68.6%	69.3%
Cost of service revenue	2,683	2,032	32.0%
% of service revenue	88.8%	88.5%
Selling, general and administrative expenses	566	525	7.8%
% of total revenue	9.7%	8.9%
Research and development expenses	99	119	(16.8)%
% of total revenue	1.7%	2.0%
Restructuring and asset impairment charges, net	23	35	(34.3)%

Cost of Product and Service Revenue

The decrease in cost of product revenue of approximately $558 or 22.4% in 2011 as compared to 2010 was primarily due to lower sales in our C4ISR Electronics and Systems segment. There was no significant change to the cost of product revenue as a percent of product revenue in 2011 compared to 2010.

The increase in cost of services revenue of approximately $651 or 32.0% as compared to 2010 was primarily due to higher revenues in our Information and Technical Services segment. There was no significant change to the cost of service revenue as a percent of service revenue in 2011 compared to 2010.

Selling, General & Administrative Expenses

SG&A expenses as a percent of total revenue was 9.7% in 2011, compared to 8.9% in 2010. SG&A expenses increased primarily due to total Spin-off related costs of approximately $48, as well as increases in bid and proposal and marketing efforts of $9. This increase was partially offset by lower other intangible amortization expense of $12. Other intangible amortization expense is decreasing as certain other intangible assets from prior acquisitions are becoming fully amortized.

Research and Development Expenses

The decrease in Research and Development (R&D) expenses of approximately $20 or 16.8% in 2011, compared to 2010 primarily reflects the completion of certain R&D projects for integrated electronic warfare systems and other communication technologies primarily within our C4ISR Electronics and Systems segment.

Restructuring and Asset Impairment Charges, Net

During 2011, we recognized net restructuring and impairment charges of approximately $23, compared to $35 in 2010. Our 2011 restructuring charges primarily represent severance costs in our C4ISR Electronics and Systems segment to better align our headcount with reduced production volume on CREW, SINCGARS and Night Vision products. Restructuring charges in 2010 primarily related to an initiative to realign our organizational structure that was substantially complete as of December 31, 2010.

Page  |  51

Operating Income

The following table illustrates the 2011 and 2010 operating income results of our business segments, including operating margin results:

	Year Ended December 31,
	2011	2010	Change
C4ISR Electronics & Systems	$385	$563	(31.6)%
Operating margin	13.7%	15.6%
Information & Technical Services	150	126	19.0%
Operating margin	5.0%	5.5%
Total operating income	$535	$689	(22.4)%
Consolidated and combined operating margin	9.2%	11.7%

In 2011, operating income at our C4ISR Electronics and Systems segment decreased $178 or 31.6%, compared to 2010. Operating income as a percentage of revenue was 13.7% in 2011 compared to 15.6% in 2010. The decrease in operating margin was primarily driven by increased Spin-off related costs allocated to the segment partially off-set by lower R&D of $14 and lower other intangible amortization expense of $10.

In 2011, operating income at our Information and Technical Services segment increased $24 or 19.0%, compared to 2010. Operating income as a percentage of revenue was 5.0% in 2011 compared to 5.5% in 2010. The lower operating margin was primarily due to increased Spin-off related costs allocated to the segment.

As demand has decreased for surge-related equipment such as CREW 2.1 and SINCGARS produced by our C4ISR Electronics and Systems segment, demand has increased for our operational services business on contracts such as K-BOSSS performed by our Information and Technical Services segment. We expect the current operating margins to be more in line with our longer term operating margin expectations.

Impact to Operating Income from Postretirement Expense

In connection with the Spin-off, on October 31, 2011, ITT transferred to the Company certain defined benefit pension and other postretirement benefit plans (Transferred Plans), most significantly the ITT Salaried Retirement Plan (U.S. SRP). As a result of this action, we assumed all liabilities and assets associated with the Transferred Plans and became the plans’ sponsor. The U.S. SRP is our largest defined benefit plan with assets valued at $3,472 and a projected benefit obligation of $5,118 (68% funded) as of December 31, 2011.

We recorded net periodic benefit costs (pension and other employee-related defined benefit plans, excluding any intercompany expense allocations for the Transferred Plans prior to October 31, 2011) of $46 during 2011 compared to $7 in 2010. Included in the 2011 net periodic benefit costs during the period of October 31, 2011 to December 31, 2011 was $34 related to the Transferred Plans.

Prior to October 31, 2011, we as part of ITT, received intercompany expense allocations for our share of the Transferred Plans. Total postretirement benefit plan costs, including the intercompany expense allocations and the net periodic benefit costs were $125, $64 and $41 for the years ended December 31, 2011, 2010 and 2009, respectively.

Page  |  52

In 2012, we anticipate a decrease of approximately $70 to $80 in total postretirement benefit plan costs as compared to 2011. This decrease is primarily attributable to a longer amortization period for the net actuarial losses, partially offset by higher unamortized net actuarial losses and the assumption of the full costs of the Transferred Plans for the whole year. Beginning on January 1, 2012, we will use a new amortization period for the U.S. SRP as a result of changes to the plan from the Spin-off and other plan modifications that caused almost all plan participants to stop accruing future benefits. Net actuarial losses will now be amortized over the average remaining life expectancy of the plan participants instead of the average remaining service period of plan participants.

Interest Expense

In 2011, the Company recorded interest expense, net, of $10 primarily related to our $650 senior notes issued in late September 2011. We had no interest expense in 2010.

Income Tax Expense

In 2011 and 2010, the Company recorded an income tax provision from continuing operations of $211 and $248, respectively, which represents effective tax rates of 39.3% and 35.6%, respectively. The year over year increase in the effective tax rate was primarily due to unfavorable impacts of the planned future repatriation of foreign earnings due to the Spin-off and a decrease in the domestic manufacturing deduction.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, was $139 in 2010 due primarily to the September 2010 sale of CAS, a component of our Information and Technical Services segment. There were no discontinued operations in 2011.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

	Year Ended December 31,
	2010	2009	Change
Product and service revenue	$5,891	$6,061	(2.8)%
Cost of product and service revenue	4,523	4,630	(2.3)%
Other operating expense	679	729	(6.9)%
Operating income	689	702	(1.9)%
Operating margin	11.7%	11.6%
Other (income) expense, net	(7)	2	(450)%
Income tax expenses	248	241	2.9%
Effective tax rate	35.6%	34.4%
Income from continuing operations	448	459	(2.4)%
Income from discontinued operations, net of tax	139	10
Net Income	$587	$469	25.2%

Page  |  53

Revenue

Revenue for the year ended December 31, 2010 was $5,891, reflecting a decrease of $170 or 2.8% as compared to 2009. The decline in revenue was due to lower production volumes in the C4ISR Electronics and Systems segment. The following table illustrates revenue for our segments for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	Change
C4ISR Electronics and Systems	$3,608	$3,795	(4.9)%
Information & Technical Services	2,303	2,291	0.5%
Eliminations	(20)	(25)

Total revenue	$5,891	$6,061	(2.8)%

C4ISR Electronics and Systems revenue was $3,608, reflecting a decline of $187 or approximately 4.9% as compared with 2009. The decrease is primarily due to approximately $513 lower sales in our CFPS product lines related to volume declines in surge-related equipment, specifically CREW 2.1 electronic jammers and SINCGARS related to a decline in the urgent and compelling needs in past years. This decrease was partially offset by increased sales related to our special purpose electronic jammer equipment of approximately $201 and increased sales in our Integrated Structures (IS) programs of approximately $65. Additionally, we had higher sales related to our night vision goggles sold to U.S. allies.

Order activity related to CREW 2.1 and SINCGARS programs began receding in 2009 due to reduced U.S. troop deployment and programmatic timing. However, during 2010, we received key awards to develop the next generation of battlefield improvised explosive device detection, such as I1B1. Additionally, we received orders totaling approximately $200 for the next two commercial imaging satellites within the Enhanced View program.

Information and Technical Services revenue of $2,303 was consistent with the prior year’s revenue of $2,291. Logistical service, air-traffic management and international security program activities generated growth of approximately 8.4% during 2010. The strength in the logistical service portion of our business was assisted by activity under several key facilities management awards received in the second half of 2009 and during 2010, including work in Kuwait and Afghanistan and the LOGCAP contract, among others. However, growth from these programs was offset by a similar decline in our involvement in the DACS program.

During 2010, we secured positions on a number of significant U.S. Government service-related programs, including the FAA Systems Engineering 2020 (SE2020), SCNS, K-BOSSS and ANSF Facilities Support. These contracts have a maximum estimated potential value of approximately $4.9 billion with all options exercised. See below for further information:

SE2020 — this contract has been awarded by the FAA to lead a team of aviation industry companies to support the development of advanced concepts involving the most challenging issues facing the FAA’s Next Generation Air Transportation System initiative to modernize the U.S. national airspace system.

K-BOSSS — this contract has been awarded by the U.S. Army Rock Island Contracting Center to provide comprehensive support services for all U.S. Army facilities in Kuwait. This contract has a

Page  |  54

maximum estimated potential value with all options exercised of $2.0 billion, with a one-year base period and four one-year options.

SCNS — this contract was originally awarded in October 2008 to support NASA space and near-Earth networks that provide most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, but commencement of the contract work was delayed due to a number of protests filed by the incumbent contractor. These protests were cleared during the fourth quarter of 2010. The contract has a base performance period of five years and three months, with two one-year option periods, and a maximum estimated potential value with all options exercised of $1.3 billion.

ANSF Facilities Support — this program award pertains to two individual contracts with the U.S. Army Corps of Engineers Middle East District to provide facilities operations, maintenance and training services for the Afghanistan National Security Forces in Northern Afghanistan and Southern Afghanistan. Each award is for a one-year base period with options for four additional years. The contract has an estimated potential value of $450 for Northern Afghanistan and $350 for Southern Afghanistan, with all options exercised.

Cost of Revenue and Operating Expenses

Cost of product and service revenue and other operating expenses are comprised of the following:

	Year Ended December 31,
	2010	2009	Change
Cost of product revenue	$2,491	$2,629	(5.2)%
% of product revenue	69.3%	69.6%
Cost of service revenue	2,032	2,001	1.5%
% of service revenue	88.5%	87.7%
Selling, general and administrative expenses	525	582	(9.8)%
% of total revenue	8.9%	9.6%
Research and development expenses	119	142	(16.2)%
% of total revenue	2.0%	2.3%
Restructuring and asset impairment charges, net	35	5	600%

Cost of product and service revenue

Cost of product revenue in 2010 decreased $138 or 5.2% from 2009 primarily due to lower sales volume noted above. Cost of services revenue in 2010 increased $31 or 1.5% from 2009 primarily due to the higher sales volume as noted above. The increase as a percentage of service revenue was primarily due to the mix of contracts during the year compared to 2009.

Selling, General & Administrative Expenses

SG&A expenses for 2010 decreased $57 versus 2009. SG&A expenses as a percentage of total revenue decreased from 9.6% in 2009 to 8.9% in 2010, primarily due to cost reductions realized from streamlining our organizational structure in 2010. Additionally, there was a year-over-year reduction in other intangible amortization expense of approximately $21 due to certain other intangible assets acquired in connection with our 2007 purchase of EDO becoming fully amortized in 2009.

Page  |  55

Research and Development Expenses

R&D expenses decreased $23 in 2010 or approximately 16.2% as compared with the same period in 2009. The decrease was primarily due to the completion of certain R&D projects for integrated electronic warfare systems and other communication technologies within our C4ISR Electronics and Systems segment.

Restructuring and Asset Impairment Charges, Net

During 2010, we recognized net restructuring charges of $35, representing a $30 increase as compared to the prior year. This increase in expense was mainly attributable to our initiative related to our segment realignment action with the objective of enabling better product portfolio integration, encouraging a more coordinated market approach and reducing operational redundancies and included the cost of employee separation and the cost relating to the closure of three manufacturing facilities. As of December 31, 2010, the realignment action was substantially complete, except for remaining cash payments of $9 to settle remaining severance liabilities.

Operating Income

The following table illustrates the 2010 and 2009 operating income results of our business segments, including operating margin results.

	Year Ended December 31,
	2010	2009	Change
C4ISR Electronics & Systems	$563	$563	—
Operating margin	15.6%	14.8%
Information & Technical Services	126	139	(9.4)%
Operating margin	5.5%	6.1%
Total operating income	$689	$702	(1.9)%
Consolidated and combined operating margin	11.7%	11.6%

Operating income at C4ISR Electronics and Systems of $563 in 2010 was consistent with the same period in 2009 and operating income as a percentage of revenue was 15.6%, compared to 14.8% for the same period in 2009. The increase in operating margin as a percentage of sales was primarily due to reduced selling, administrative and general expenses of approximately $57 and lower R&D expenses of approximately $23 as a result of our realignment activities and completion of some key electronic warfare and communications R&D projects and lower amortization of other intangibles of approximately $21. This was partially offset by additional restructuring expenses of approximately $30.

Operating income at Information and Technical Services in 2010 decreased $13 or 9.4% as compared with the same period in 2009 and operating income as a percentage of revenue was 5.5%, a decline from 6.1% for the same period in 2009. The decrease in operating income and margin is primarily due to an unfavorable mix shift towards lower margin base operations support services and incremental investments in selling, general and administrative expenses to support growth in Cyber, ATM and other service pursuits.

Page  |  56

Impact to Operating Income from Postretirement Expense

We recorded $7 of net periodic postretirement cost (pension and other employee-related defined benefit plans) during 2010, compared with costs of $12 in 2009. Prior to October 31, 2011, we as part of ITT, received intercompany expense allocations for our share of the Transferred Plans. Total postretirement benefit plan costs, including the intercompany expense allocations and the net periodic benefit costs were $64 and $41 for the years ended December 31, 2010 and 2009, respectively.

Income Tax Expense

In 2010 and 2009, the Company recorded an income tax provision from continuing operations of $248 and $241, respectively, which represents effective tax rates of 35.6% and 34.4%, respectively. For 2010, the effective tax rate is slightly higher than the federal statutory rate of 35% due to unfavorable impacts of both state taxes and foreign earnings repatriation offset substantially by favorable impacts from the U.S. manufacturing deduction and research and developmental credits. For 2009, the effective tax rate is slightly lower than the federal statutory rate of 35% due to favorable impacts from the U.S. manufacturing deduction and research and developmental credits substantially offset by the unfavorable impact of state taxes.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, was $139 for 2010, as compared to $10 for 2009. The increase of $129 primarily reflects the recognition of an after-tax gain on the sale of CAS, Inc. (CAS) for $130, which was sold on September 8, 2010. CAS generated after-tax income from operations of $10 and $9 for the 2009 twelve-month period and 2010 period prior to its sale, respectively.

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

Funded orders received in 2011 increased 12% or $562 to $5.4 billion as compared to 2010. The increase in funded awards was primarily driven by the K-BOSSS, TAC-SWACAA, and SCNS service contracts and additional work orders under the LOGCAP contract within our Information and Technical Services segment, as well as a combination of international and domestic awards. The increase in these service related contract orders was partially offset by declines in orders within our CREW 2.1, special purpose jammer and SINCGARS product lines.

Page  |  57

Backlog consisted of the following:

	Year Ended December 31,
(In billions)	2011	2010
Funded backlog	$3.6	$4.1
Unfunded backlog	8.1	7.4
Total backlog	$11.7	$11.5

At December 31, 2011, total backlog was $11.7 billion compared to $11.5 billion at the end of 2010. Total backlog increased by $0.2 billion primarily due to increases related to key contract awards for TAC-SWACAA (Total Army Communications Southwest Asia, Central Asia and Africa), APS-5 Kuwait, K-BOSSS, GPS III EMD (Engineering, Manufacturing and Design), and electronic warfare systems on the Special Operations Aircraft contract. These increases were partially offset by lower volume for night vision goggles under Omni-7 contract and SINCGARS.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our ongoing working capital, capital expenditures, strategic investments, and financing requirements through cash flows from operations, cash on hand and access to capital markets. If our cash flows from operations are less than we expect, we may need to access the short or long-term capital markets. We believe our $600 credit facility and commercial paper program will permit us to finance our operations on acceptable terms and conditions.

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

In connection with the Spin-off, we issued debt and borrowed under a credit facility to fund a one-time dividend of $884 paid to ITT (the “ITT Dividend”). Specifically, on September 20, 2011 we issued an aggregate principal amount of $650 senior notes and on October 28, 2011 we borrowed $240 under our revolving credit facility (See Note 13, “Debt,” in the Notes to the Consolidated and Combined Financial Statements). The net proceeds from the issuance of the senior notes and borrowings under the credit facility were paid to ITT to fund the $884 dividend. As of December 31, 2011, we have repaid in full the principal balance and related interest with respect to our borrowings under the credit facility. In January 2012, we started issuing short-term commercial paper and we expect to continue to issue commercial paper through the rest of the year as required to fund working capital needs.

A significant portion of our cash is held by our foreign subsidiaries. We manage our cash requirements considering available funds among our subsidiaries and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet liquidity needs in a cost-efficient manner.

Page  |  58

Funding of Pension Plans

Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008 and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.

At December 31, 2011, our defined benefit pension plans were underfunded by $1.9 billion. In 2011, we made total contributions of $87 to pension plans, including a voluntary $50 contribution to the U.S. SRP in December 2011. We currently anticipate making contributions to our pension plans in the range of $320 to $370 during 2012.

Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.

Dividend

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

Sources and Uses of Liquidity

The following table provides net cash provided by or used in operating activities, investing activities and financing activities for each of the previous three years.

	Year Ended December 31,
	2011	2010	2009
Operating Activities	$334	$641	$747
Investing Activities	(85)	114	(120)
Financing Activities	(147)	(775)	(653)
Foreign Exchange	(4)	—	—
Net cash flow from continuing operations	$98	$(20)	$(26)

Net cash provided by operating activities decreased by $307 in 2011 compared to 2010, due primarily to changes in inventory of $230, a $122 decrease in income from continuing operations and changes in advance payments of $85, partially offset by changes in accounts payable of $159. Net cash provided by operating activities decreased by $106 in 2010 compared to 2009. This decrease was due

Page  |  59

primarily to a change of $87 from collections received in December 2009 related to certain advance payments and an increase in accounts receivable of $211. These changes were partially offset by a decrease in inventory of $198.

Net cash used in investing activities increased by $199 in 2011 compared to 2010, due primarily to the absence of net proceeds of $222 from the sale of assets less acquisitions in 2010, including net proceeds of $237 from the divestiture of CAS which was sold on September 8, 2010. The increase in net cash used in investing activities was partially offset by proceeds of $14 from the sale of a marketable security. Net cash provided by investing activities increased by $234 in 2010 compared to 2009, due primarily to proceeds of $237 from the sale of CAS and $14 from the sale of other assets in 2010. Proceeds from these sales were partially offset by investment spending of approximately $29 related to several acquisitions.

Net cash used in financing activities in 2011 decreased $628 in 2011 compared to 2010. In connection with the Spin-off from ITT, we issued debt of $650 and borrowed $240 under our credit facility. Aggregate proceeds of $884 from the issuance of the notes and borrowings under the credit facility were used to pay a dividend to ITT and partially offset our net cash transfers to ITT. The decrease in net cash used in financing activities was partially offset by a cash dividend of $19 payable to shareholders. Prior to our Spin-off, in 2010 and 2009, net cash used in financing activities was primarily the result of net cash transfers to ITT.

Capital Resources

At December 31, 2011, the Company held cash and cash equivalents of $116 and we had a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the facility as of December 31, 2011. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined alternative base rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including limits on our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. As of December 31, 2011, we were in compliance with all covenants contained in the credit facility agreement. In 2012, we have issued and expect to continue to issue commercial paper periodically to fund short-term working capital requirements.

In connection with the Spin-off, on September 20, 2011, we issued $250 of 4.25% senior notes due in 2016 and $400 of 5.55% senior notes due in 2021 in a private placement arrangement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933. Interest on the 2016 Notes and the 2021 Notes accrue from September 20, 2011 and is payable on April 1 and October 1 of each year, commencing on April 1, 2012. The senior notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The revolving credit facility and senior notes are discussed further in Note 13, “Debt,” in the Notes to the Consolidated and Combined Financial Statements.

The senior notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions. The Indenture also provides for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days,

Page  |  60

(ii) failure to pay principal when due, (iii) failure to perform any other covenant in the Indenture for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization of the Company.

Contractual Obligations

Our commitment to make future payments under long-term contractual obligations were as follows, as of December 31, 2011:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Debt (1)	$650	$—	$—	$250	$400
Interest payments (2)	276	34	66	66	110
Operating leases (3)	324	71	119	65	69
Capital lease obligations	22	—	2	3	17
Purchase obligations (4)	385	265	119	1	—
Other long-term obligations reflected on balance sheet (5)	36	10	5	2	19

Total contractual obligations	$1,693	$380	$311	$387	$615

(1)	In connection with the Spin-off, we issued senior notes in an aggregate amount of $650. See Note 13, “Debt”, in the Notes to the Consolidated and Combined Financial Statements, for a discussion of the use and availability of debt and revolving credit agreements. Amounts represent total long-term debt, excluding unamortized discounts.
(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of December 31, 2011.
(3)	Refer to Note 12, “Leases and Rentals”, in the Notes to the Consolidated and Combined Financial Statements, for further discussion of lease and rental obligations.
(4)	Represents unconditional purchase agreements that are enforceable and legally binding, and specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty are excluded.
(5)	Other long-term obligations include estimated environmental payments. We estimate, based on historical experience that we will spend between $1 and $3 per year on environmental investigation and remediation. We are contractually required to spend a portion of these obligations based on existing agreements with various governmental agencies and other entities. At December 31, 2011, we estimated total environmental liabilities of $29.

The table above excludes estimated minimum funding requirements and expected voluntary contributions for defined benefit pension and other postretirement benefit plans. See Note 14, “Postretirement Benefit Plans,” in the Notes to the Consolidated and Combined Financial Statements for additional discussion of contributions and estimated future benefit payments.

In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2011, there was an aggregate of approximately $101 surety bonds, guarantees and stand-by letters of credit outstanding.

Page  |  61

Off-Balance Sheet Arrangements

At December 31, 2011, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications.

Indemnities

We have acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for the historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities.

As part of the Spin-off, Exelis provided or is provided certain indemnifications and cross-indemnifications among ITT and Xylem Inc. The indemnifications address a variety of subjects. We expect ITT and Xylem Inc. to fully perform under the terms of the agreements and therefore we have not recorded a liability for matters for which we will be indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide.

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

Significant accounting policies used in the preparation of the Consolidated and Combined Financial Statements are discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the Notes to the Consolidated and Combined Financial Statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they are inherently uncertain, involve significant judgments, include areas where different estimates reasonably could have been used, and changes in the estimates that are reasonably possible could materially impact the financial statements. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.

Revenue Recognition

As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term construction-type and production-type sales contracts and services provided to the federal government for which revenue is recognized under the percentage-of-completion method based on units of delivery, percentage of costs incurred to total costs, or the completion of scheduled performance milestones. For units of delivery, revenues and profits are recognized based upon the

Page  |  62

ratio of actual units delivered to estimated total units to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue is recognized under the milestone method based upon accomplishing a clear deliverable output of contract performance with value to the customer. Revenue and profits on time-and-material type contracts are recognized based on billable rates times direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of Receivables, net.

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses on uncompleted long-term contracts, are made in the period in which such losses are determined and are recorded as a component of costs of revenue. Contract revenue and cost estimates are reviewed and reassessed periodically. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of revenue and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss, which would be recorded immediately as a charge to earnings. For the years ending December 31, 2011, 2010 and 2009 cumulative catch-up adjustments, including forward losses, across all contracts increased operating income by $143, $140 and $102, respectively.

To a lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services and for services to non-federal government customers. For such contracts, we recognize revenue at the time title and risks and rewards of ownership pass, which is generally when products are shipped, or as services are performed if there is persuasive evidence of an arrangement, the price is fixed and determinable and collectability is reasonably assured. For agreements that contain multiple deliverables, we allocate revenue across all identified units of accounting based on relative fair values and then recognize revenue when the appropriate revenue recognition criteria for the individual deliverables have been satisfied.

Postretirement Plans

Company employees participate in numerous defined benefit pension plans in the United States, which are sponsored by the Company. The determination of projected benefit obligations and the recognition of expenses related to pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors (some of which are disclosed in Note 14, “Postretirement Benefit Plans,” in the Notes to

Page  |  63

the Consolidated and Combined Financial Statements). Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Beginning on January 1, 2012, we will use a new amortization period for the U.S. SRP as a result of changes to the plan from the Spin-off and other plan modifications that caused almost all plan participants to stop accruing future benefits. Net actuarial losses will now be amortized over the average remaining life expectancy of the plan participants instead of the average remaining service period of plan participants.

Significant Assumptions

Management develops assumptions using relevant Company experience, in conjunction with market-related data for each plan. All assumptions are reviewed annually with third party consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate projected benefit obligations and net periodic benefit costs as they pertain to our defined benefit pension plans, as of and for the years ended 2011 and 2010.

	Year Ended December 31,
	2011	2010
Obligation Assumptions:
Discount rate	4.75%	5.62%
Rate of future compensation increase	3.75%	4.00%
Cost Assumptions (1):
Discount rate	5.62%	6.00%
Expected return on plan assets	9.00%	9.00%
Rate of future compensation increase	4.00%	4.00%

(1)	Cost assumptions for the current year are based on the prior year-end obligation assumptions.

Expected Return on Plan Assets

Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the plan’s actual historical annual return on assets over the past 15, 20 and 25 years; estimates future returns based on independent estimates of asset class returns; and evaluates historical broad market returns over long-term timeframes based on our strategic asset allocation, which is detailed in Note 14, “Postretirement Benefit Plans,” in the Notes to the Consolidated and Combined Financial Statements. Based on this approach, the long-term annual rate of return on assets is estimated at 9.0%. Our actual geometric average annual return on plan assets was 7.5%, 8.9% and 9.5%, for the past 15, 20, and 25 year periods, respectively.

The chart below shows actual returns versus the expected long-term returns for our pension plans that were utilized in the calculation of the net periodic pension cost for each respective year.

	2011	2010	2009
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%
Actual rate of return on plan assets	(1.2)%	14.1%	24.1%

Page  |  64

For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost.

Discount Rate

The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. The discount rate assumption was based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics.

Rate of Future Compensation Increases

The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. An increase in the rate of future compensation increases used to determine net periodic pension cost increases the present value of benefit obligations and increases pension expense.

Sensitivity Analysis

Pension Expense

A 25 basis point change in the long-term expected rate of return on plan assets, discount rate, or rate of future compensation increases, would have the following effect on the U.S. SRP’s 2012 pension expense:

	INCREASE/(DECREASE) IN PENSION EXPENSE
	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Long-term rate of return on assets used to determine net periodic benefit cost	$(10)	$10
Discount rate used to determine net periodic benefit cost	(2)	2
Rate of future compensation increases used to determine net periodic benefit cost	1	(1)

Funded Status

Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $144.

Fair Value of Plan Assets

The plan assets of our postretirement plans comprise a broad range of investments, including domestic and foreign equity securities, interests in private equity and hedge funds, fixed income investments, commodities, real estate and cash and cash equivalents.

Page  |  65

A substantial portion of our postretirement benefit plan assets portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, management has estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 14, “Postretirement Benefit Plans” in the Notes to Consolidated and Combined Financial Statements for further information.

Income Taxes

Prior to October 31, 2011, our income taxes as presented were calculated on a separate tax return basis and may not be reflective of the results that would have occurred on a standalone basis. With the exception of certain dedicated foreign entities, prior to the Spin-off, we did not maintain taxes payable to and from ITT and we were deemed to have settled the current tax balances annually at year-end or at Spin-off with the legal tax-paying entities in the respective jurisdictions. These settlements are reflected as changes in parent company investment. Our operations were included in ITT’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns prior to Spin-off. Subsequent to the Spin-off, we will file our own consolidated income tax returns and we will maintain taxes payable to and from federal and state taxing authorities.

We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes to our estimate of the amount we are more likely than not to realize in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate.

In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

We have provided U.S. deferred taxes on a portion of the excess of the financial reporting basis over the U.S. tax basis for our foreign earnings, because we do not plan to reinvest such earnings indefinitely outside the United States. The timing and amount of foreign earnings remittances are based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate

Page  |  66

of whether, and to the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We adjust our liability for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate. If our estimate proves to be less than the ultimate assessment, an additional tax expense would result. If these amounts ultimately prove to be less than the recorded amounts, the reversal of the liabilities may result in a tax benefit in the period when the liabilities are no longer necessary.

Goodwill and Other Intangible Assets

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment test as of the first day of the fourth fiscal quarter. We perform a two-step impairment test for goodwill. In the first step, we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to measure the impairment loss to be recorded. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting units using an income approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level. The fair values of our reporting units are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. Our 2011 annual goodwill impairment analysis indicated the estimated fair value of all of our reporting units exceeded their carrying value. All four reporting units’ fair values were substantially in excess of their carrying values. Accordingly, no reporting units failed step one of the goodwill impairment test at December 31, 2011.

In order to evaluate the sensitivity of the fair value estimates on the goodwill impairment test, we applied three sensitivity tests to each of our four reporting units; a hypothetical 100 basis point increase to the discount rates, a ten percent reduction in expected future cash flows, and a future terminal growth rate set to zero. Each of the reporting units passed each of the three sensitivity tests.

Page  |  67

New Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” in the Notes to the Consolidated and Combined Financial Statements for a discussion of recent accounting pronouncements. There were no new pronouncements which we expect to have a material impact on our financial condition and results of operations in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates and foreign currency exchange rates.

Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At December 31, 2011 we had no outstanding principal balance under our credit facility. See Note 13, “Debt”, to the Notes to the Consolidated and Combined Financial Statements.

We may use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties. Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are required to be recorded in income from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated and Combined Financial Statements herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not have any disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to the Annual Report on Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required to be filed pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (Act), as amended.

(a) Evaluation of Disclosure Controls and Procedures

The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and

Page  |  68

procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2011. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

The Company established a Disclosure Committee with responsibility for considering and evaluating the materiality of information and reviewing disclosure obligations on a timely basis. The Disclosure Committee meets regularly and assists the CEO and the CFO in designing, establishing, reviewing and evaluating the Company’s disclosure controls and procedures.

(b) Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Consolidated and Combined Financial Statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

The Company’s management, including the CEO and the CFO, does not expect that our internal controls over financial reporting, because of inherent limitations, will prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal year that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Page  |  69

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2012 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions “1. Election of Directors,” “Information About the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee.” The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption “Executive Officers of the Registrant.”

The Exelis Board of Directors has adopted corporate governance principles for the Board and charters for each of its standing committees. The principles and charters address director qualification standards, responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the Company’s website at http://www.exelisinc.com/investors/Pages/Corporate-Governance.aspx. A copy of the corporate governance principles and charters is also available to any shareholder who requests a copy from the Company’s secretary.

We have also adopted a written code of ethics, the “Code of Conduct,” which is applicable to all Exelis, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the SEC’s rules and regulations, a copy of the code has been posted on our website and a copy of the code is also available to any shareholder who requests it. We intend to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director via an SEC filing and by posting on our website at www.exelisinc.com.

The Company filed with the SEC, as exhibits to the Company’s Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the captions “Executive Compensation” and “Non-Management Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the captions “Beneficial Ownership of Exelis Corporation Common Stock” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference portions to the definitive proxy statement referred to in Item 10.

Page  |  70

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the caption “2. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated and Combined Financial Statements appearing on page 72 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on page 129 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)	Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated and Combined Financial Statements filed as part of this report.

Page  |  71

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXELIS INC.

Page  |  72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exelis Inc.

McLean, Virginia

We have audited the accompanying consolidated and combined balance sheets of Exelis Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated and combined statements of operations, comprehensive income, cash flows and shareholders’ and parent company equity for each of the three years in the period ended December 31, 2011. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Exelis Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated and combined financial statements, on and prior to October 31, 2011, the combined financial statements were prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 5, 2012

Page  |  73

EXELIS INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2011	2010	2009
Product revenue	$2,817	$3,596	$3,779
Service revenue	3,022	2,295	2,282
Total revenue	5,839	5,891	6,061
Cost of product and service revenue
Costs of product revenue	1,933	2,491	2,629
Costs of service revenue	2,683	2,032	2,001
Selling, general and administrative expenses	566	525	582
Research and development expenses	99	119	142
Restructuring and asset impairment charges, net	23	35	5
Operating income	535	689	702
Interest expense, net	10	—	—
Other (income) expense, net	(12)	(7)	2
Income from continuing operations before income tax expense	537	696	700
Income tax expense	211	248	241
Income from continuing operations	326	448	459
Income from discontinued operations, net of tax	—	139	10
Net income	$326	$587	$469
Earnings Per Share
Basic
Continuing operations	$1.75	$2.41	$2.47
Discontinued operations	—	0.75	0.05
Net income	$1.75	$3.15	$2.52
Diluted
Continuing operations	$1.75	$2.39	$2.45
Discontinued operations	—	0.74	0.05
Net income	$1.75	$3.14	$2.51
Weighted average common shares – basic	186.2	186.2	186.2
Weighted average common shares – diluted	186.7	187.1	187.1

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  74

EXELIS INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Year Ended December 31,
	2011	2010	2009
Net income	$326	$587	$469
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	1	(3)	7
Defined Benefit Plans
Net actuarial gain (loss) arising during the year	(29)	(6)	16
Prior service credit (cost) arising during the year	(1)	(1)	1
Less amortization of actuarial loss (gain) included in net periodic benefit cost	22	1	2
Less amortization of prior service cost (credit) included in net periodic benefit cost	1	1	1
Investment securities
Unrealized holding (loss) gain arising during the year	(1)	3	11
Less reclassification adjustments for gain realized in net income	(8)	(5)	—
Other comprehensive income (loss), net of tax	(15)	(10)	38
Total comprehensive income	$311	$577	$507

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  75

EXELIS INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(IN MILLIONS)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$116	$18
Receivables, net	1,061	954
Inventories, net	337	238
Deferred tax asset	106	121
Other current assets	49	52
Total current assets	1,669	1,383
Plant, property and equipment, net	494	458
Goodwill	2,154	2,156
Other intangible assets, net	211	258
Deferred tax asset	507	—
Other non-current assets	64	40
Total non-current assets	3,430	2,912
Total assets	$5,099	$4,295
Liabilities and Equity
Current liabilities
Accounts payable	$447	$326
Advance payments and billings in excess of costs	378	427
Compensation and other employee benefits	250	215
Other accrued liabilities	199	200
Total current liabilities	1,274	1,168
Postretirement benefit plans	2,149	184
Long-term debt	649	—
Deferred tax liability	1	204
Other non-current liabilities	133	129
Total non-current liabilities	2,932	517
Total liabilities	4,206	1,685
Commitments and contingencies (Note 19)
Shareholders’ equity or parent company equity
Common stock	2	—
Additional paid-in capital	2,523	—
Retained earnings	23	—
Parent company investment	—	2,678
Accumulated other comprehensive loss	(1,655)	(68)
Total shareholders’ equity or parent company equity	893	2,610
Total liabilities and shareholders’ equity or parent company equity	$5,099	$4,295

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  76

EXELIS INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$326	$587	$469
Less income from discontinued operations	—	(139)	(10)
Income from continuing operations	326	448	459
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	133	139	157
Stock-based compensation	18	15	16
Restructuring and asset impairment charges, net	23	35	5
Payments for restructuring	(19)	(21)	(12)
Postretirement benefit plans expense	46	7	12
Postretirement benefit plans payments	(87)	(6)	(40)
Change in assets and liabilities
Change in receivables	(106)	(100)	111
Change in inventories	(99)	131	(67)
Change in other assets	(27)	6	(7)
Change in accounts payable	122	(37)	4
Change in advance payments and billings in excess of costs	(49)	36	123
Change in deferred taxes	64	(1)	3
Change in other liabilities	(13)	(12)	(17)
Other, net	2	1	—
Net cash provided by operating activities	334	641	747
Investing activities
Capital expenditures	(95)	(108)	(122)
Proceeds from the sale of assets	14	251	4
Acquisitions, net of cash required	—	(29)	(1)
Other, net	(4)	—	(1)
Net cash (used in) provided by investing activities	(85)	114	(120)
Financing activities
Short-term borrowing under credit facility	240	—	—
Repayments under credit facility	(240)	—	—
Proceeds from the issuance of debt, net	649	—	—
Payment of debt issuance costs	(6)	—	—
Dividend paid	(19)	—	—
Transfers to parent, net	(775)	(747)	(638)
Other, net	4	(28)	(15)
Net cash used in financing activities	(147)	(775)	(653)
Exchange rate effects on cash and cash equivalents	(4)	—	—
Net cash from discontinued operations	—	4	12
Net change in cash and cash equivalents	98	(16)	(14)
Cash and cash equivalents – beginning of year	18	34	48
Cash and cash equivalents – end of year	$116	$18	$34
Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes (net of refunds received)	$86	$206	$274

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  77

EXELIS INC.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ AND PARENT COMPANY EQUITY

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	SHARES			DOLLARS
	2011	2010	2009	2011	2010	2009
Common stock
Common stock, beginning balance	—	—	—	$—	$—	$—
Issuance of common stock in connection with Spin-off	184.6	—	—	2	—	—
Employee stock awards and stock options	0.1	—	—	—	—	—
Common stock, ending balance	184.7	—	—	$2	$—	$—
Additional paid-in capital
Additional paid-in capital, beginning balance				$—	$—	$—
Conversion of parent company investment to additional-paid-in capital				2,519	—	—
Issuance of common stock attributable to Spin-off				(2)	—	—
Issuance of employee stock awards and stock option (a)				—	—	—
Stock-based awards compensation				6	—	—
Additional paid-in capital, ending balance				$2,523	$—	$—
Retained earnings
Retained earnings, beginning balance				$—	$—	$—
Net income from October 31, 2011 to December 31, 2011				42	—	—
Cash dividends declared on common stock				(19)	—	—
Retained earnings, ending balance				$23	$—	$—
Parent company investment
Parent company investment, beginning balance				$2,678	$2,838	$3,007
Net income from January 1 to December 31, 2010 and 2009, respectively				—	587	469
Net income from January 1, 2011 to October 30, 2011				284	—	—
Net transfer to parent				(428)	(747)	(638)
Conversion of parent company equity to cumulative translation adjustment				(15)	—	—
Conversion of parent company investment to additional-paid-in capital				(2,519)	—	—
Parent company investment, ending balance				$—	$2,678	$2,838
Accumulated other comprehensive Loss
Accumulated other comprehensive loss, beginning balance				$(68)	$(58)	$(96)
Net change in postretirement benefit plans				(7)	(5)	20
Transfer of postretirement benefit plans from ITT in connection with Spin-off				(1,587)	—	—
Conversion of parent company equity to cumulative translation adjustment				15	—	—
Net foreign currency translation adjustments				1	(3)	7
Unrealized holding (loss) gain on investment securities				(1)	3	11
Reclassification adjustment for realized gain on investment securities				(8)	(5)	—
Accumulated other comprehensive loss, ending balance				$(1,655)	$(68)	$(58)
Total equity
Total equity, beginning balance				$2,610	$2,780	$2,911
Net change in common stock				2	—	—
Net change in additional paid-in capital				2,523	—	—
Net change in retained earnings				23	—	—
Net change in parent company investment				(2,678)	(160)	(169)
Net change in accumulated other comprehensive loss				(1,587)	(10)	38
Total parent company equity, ending balance				$—	$2,610	$2,780
Total shareholders’ equity, ending balance				$893	$—	$—
Cash dividend declared per share				$0.10	$—	$—

(a)	Amounts round to less than $0.5 in 2011.

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  78

EXELIS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

Description of Business and Summary of Significant Accounting Policies

Our business including separation from ITT Corporation

Exelis Inc. (“Exelis” or the “Company”) is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of integrated electronic warfare, sensing and surveillance, air traffic management, information and cyber-security, and networked communications. Exelis also has growing positions in composite aerostructures, logistics and technical services. The Company’s customers include the United States (U.S.) Department of Defense (DoD), including U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and non-defense programs in the United States. Exelis conducts most of its business with the U.S. Government, principally the DoD. Exelis Inc. (f/k/a ITT DCO, Inc.) was incorporated in Indiana on May 4, 2011. The name of the Company was changed from ITT DCO, Inc. to Exelis Inc. on July 14, 2011.

On January 12, 2011, ITT Corporation (“ITT”) announced a plan to separate its Defense and Information Solutions segment (Exelis) from the remainder of its businesses through a pro rata distribution of common stock of an entity holding the assets and liabilities associated with the Defense and Information Solutions segment (“Spin-off”). On October 31, 2011, ITT completed the Spin-off of Exelis. Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Exelis was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Exelis common stock for every one share of common stock of ITT held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis and Xylem Inc. After the Distribution Date, ITT did not beneficially own any shares of Exelis common stock.

Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (SEC) on October 6, 2011. Our common stock began trading “regular-way” under the symbol “XLS” on the New York Stock Exchange on November 1, 2011. On October 31, 2011, ITT also completed its spin-off of Xylem Inc., which includes ITT’s water-related businesses.

Unless the context otherwise requires, references in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. References in these notes to “ITT” or “parent” refers to ITT Corporation, an Indiana corporation, and its consolidated subsidiaries (other than Exelis), unless the context otherwise requires.

We have two segments: Our Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance (“C4ISR”) Electronics and Systems segment and our Information and

Page  |  79

Technical Services segment. Our C4ISR Electronics and Systems segment provides engineered electronic systems and equipment, including force protection, electronic warfare systems, reconnaissance and surveillance systems, and integrated structures. Our Information and Technical Services segment is a provider of logistics, infrastructure, and sustainment support, while also providing a diverse set of technical services.

Basis of Presentation and principles of consolidation and combination

The Consolidated and Combined Financial Statements reflect the consolidated operations of Exelis as a separate stand-alone entity beginning on October 31, 2011. Periods presented prior to the Spin-off have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of ITT. The Consolidated and Combined Financial Statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (GAAP).

All significant intercompany transactions between our businesses have been eliminated. Prior to October 31, 2011, all significant intercompany transactions between us and ITT have been included in these financial statements and are considered to be effectively settled for cash in these financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as “Parent company investment.”

Prior to October 31, 2011, our Consolidated and Combined Financial Statements include expenses of ITT allocated to us for certain functions provided by ITT, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our separation from ITT, we perform these functions using our own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by ITT under transition services agreements and other commercial agreements.

ITT used a centralized approach to cash management and financing of its operations, excluding debt where we are the legal obligor. Prior to October 31, 2011, the majority of our cash was transferred to ITT daily and ITT funded our operating and investing activities as needed. Cash transfers to and from ITT’s cash management accounts are reflected in the Consolidated and Combined Balance Sheets as “Parent company investment.”

Page  |  80

The Consolidated and Combined Financial Statements include certain assets and liabilities at December 31, 2010 that have historically been held at the ITT corporate level but are specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by ITT at the corporate level were not specifically identifiable to Exelis and therefore were not allocated to us for any of the periods presented prior to the Spin-off. Prior to October 31, 2011, cash and cash equivalents in our balance sheets primarily represent cash held locally by entities included in our financial statements. ITT third-party debt and the related interest expense was not allocated to us for any of the periods presented prior to the Spin-off as we were not the legal obligor of the debt and the ITT borrowings were not directly attributable to our business.

We have evaluated all material events occurring subsequent to the financial statement date for recognition or disclosure through the date this Form 10-K was filed.

Principles of consolidation

Exelis consolidates companies in which it has a controlling financial interest or when Exelis is considered the primary beneficiary of a variable interest entity. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the Consolidated and Combined Statements of Operations. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated and Combined Financial Statements from the effective date of acquisition or up to the date of disposal.

Parent Company Equity

Parent company investment in the Consolidated and Combined Balance Sheets represents ITT’s historical investment in us in excess of our accumulated net income after taxes and the net effect of the transactions with and allocations from ITT.

Use of Estimates

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

Business Combinations

Exelis allocates the purchase price of its acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests acquired based on their estimated fair value at the acquisition date. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date fair values prior to the expiration of the measurement period, a period generally not to exceed 12 months from date of acquisition, are recorded as an adjustment to the acquired assets including goodwill. Changes to the acquisition date fair values after

Page  |  81

expiration of the measurement period are recorded in income. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

Revenue Recognition

As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term construction-type and production-type sales contracts and services provided to the federal government for which revenue is recognized under the percentage-of-completion method based on units of delivery, percentage of costs incurred to total costs, or the completion of scheduled performance milestones. For units of delivery, revenues and profits are recognized based upon the ratio of actual units delivered to estimated total units to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue is recognized under the milestone method based upon accomplishing a clear deliverable output of contract performance with value to the customer. Revenue and profits on time-and-material type contracts are recognized based on billable rates times direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of Receivables, net.

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses on uncompleted long-term contracts, are made in the period in which such losses are determined and are recorded as a component of costs of revenue. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. In 2011, 2010 and 2009 net favorable cumulative catch-up adjustments increased operating income by approximately $143, $140 and $102 respectively and diluted earnings per share by approximately $0.46, $0.48 and $0.36, respectively.

To a lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services and for services to non-federal government customers. For such contracts, we recognize revenue at the time title and risks and rewards of ownership pass, which is generally when products are shipped, or as services are performed if there is persuasive evidence of an arrangement, the price is fixed and determinable and collectability is reasonably assured. For agreements that contain multiple deliverables, we allocate revenue across all identified units of accounting based on relative fair values and then recognize revenue when the appropriate revenue recognition criteria for the individual deliverables have been satisfied.

Page  |  82

Research and Development

Expenditures for Company-sponsored research and development projects are expensed as incurred. Company-sponsored research and development costs charged to expense totaled approximately $99, $119 and $142 in 2011, 2010 and 2009, respectively. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in total revenue and cost of revenue.

Restructuring

We periodically initiate management approved restructuring activities to achieve cost savings through reduced operational redundancies and to strategically position ourselves in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include severance, infrastructure charges to vacate facilities or consolidate operations, contract termination costs and other related charges. For involuntary separation plans, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans, a liability is recognized when the employee irrevocably accepts the voluntary termination. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change or if the employees are required to render services beyond a minimum retention period, the fair value of the severance or benefit payouts will be recognized ratably over the future service period.

Income Taxes

Prior to October 31, 2011, our income taxes as presented were calculated on a separate tax return basis and may not be reflective of the results that would have occurred on a standalone basis. With the exception of certain dedicated foreign entities, prior to the Spin-off, we did not maintain taxes payable to and from ITT and we were deemed to have settled the current tax balances annually at year-end or at Spin-off with the legal tax-paying entities in the respective jurisdictions. These settlements are reflected as changes in parent company investment. Our operations were included in ITT’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns prior to Spin-off. Subsequent to the Spin-off, we will file our own consolidated income tax returns and we will maintain taxes payable to and from federal and state taxing authorities.

We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

We provide for U.S. deferred taxes on the excess of financial reporting basis over the U.S. tax basis for our foreign earnings, when we do not plan to reinvest such earnings indefinitely outside the United States.

Page  |  83

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated and Combined Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Foreign Currency Translation

The financial statements of consolidated and combined international businesses, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in accumulated other comprehensive loss. Net gains or losses from foreign currency transactions are reported in selling general and administrative expenses and have historically been immaterial.

Cash and Cash Equivalents

Exelis considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers, unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers, certain estimated contract change amounts, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience and the age of outstanding receivables.

Inventories

Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A write down for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Inventoried costs related to long-term contracts are stated at the actual production cost, including overhead and other related non-recurring costs incurred to date reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to costs of revenue.

Plant, Property and Equipment, Net

Plant, property and equipment, net are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized at cost while expenditures for maintenance, repairs and minor improvements are expensed. We include gains and losses on the sales of plant,

Page  |  84

property and equipment that are allocable to our contracts in overhead as we generally can recover these costs through the pricing of products and services to the U.S. Government. For all other asset retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Provisions for depreciation are generally computed using either an accelerated or straight-line method and are based on estimated useful lives as follows:

Years
Buildings and improvements	5-40
Machinery and equipment	2-10
Furniture and office equipment	3-7

Operating Leases

Many of the Company’s real property lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the Company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records minimum rental expenses on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Capitalized Internal Use Software

Exelis capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. Exelis amortizes capitalized internal use software costs using the straight-line method over the estimated useful life of the software, generally from three to seven years.

Long-Lived Asset Impairment

Long-lived assets, including other intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. We assess the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Goodwill and Other Intangible Assets

Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Other intangible assets include customer relationships, proprietary technology, trademarks, patents and other intangible assets. Our other intangible assets have a finite life and are amortized on a straight-line basis over their estimated economic useful life, which generally range from 10-25 years, and are tested for impairment if indicators of impairment are identified.

Page  |  85

Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business climate or an adverse action or assessment by a regulator). Goodwill has been assigned to our reporting units for purposes of impairment testing. We conduct our annual impairment testing on the first day of the fourth fiscal quarter. The impairment test is a two-step test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting units using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows.

Postretirement Benefit Plans

Except as described separately below, prior to October 31, 2011, certain of our U.S. and U.K. salaried employees participated in defined benefit pension and other postretirement benefit plans (the “Shared Plans”) sponsored by ITT which included participants of other ITT subsidiaries. We accounted for such Shared Plans under a multiemployer benefit approach. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. We recognized a liability only for any required contributions to the Plans that were accrued and unpaid at the balance sheet date. The related pension and other postretirement expenses were allocated to us based primarily on pensionable compensation of active participants and are reported in Selling, General and Administrative (“SG&A”) expense.

Plans that are sponsored by the Company and plans received on October 31, 2011 in connection with the Spin-off (together referred to as the “Direct Plans”) are accounted for as defined benefit pension and other postretirement plans. Accordingly, the funded or unfunded position of each Direct Plan is recorded on our Consolidated and Combined Balance Sheets. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in accumulated other comprehensive income within equity, net of taxes, until they are amortized as a component of net periodic postretirement cost. The determination of benefit obligations and the recognition of expenses related to Direct Plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized over the estimated future working life of the participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date.

Page  |  86

Stock-Based Compensation

We recognize stock-based compensation expense primarily within SG&A based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted over the requisite service periods of the awards, which is generally equivalent to the vesting term.

Prior to October 31, 2011, all of our stock-based compensation expense was attributable to our participation in ITT long-term incentive plans. Expense recognized prior to October 31, 2011 was based on awards attributable to those plans.

Fair Value Measurements

We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, a fair value hierarchy is applied which categorizes and prioritizes the inputs used to estimate fair value into three levels. The fair value hierarchy is based on maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Classification within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. There are three levels of the fair value hierarchy. Level 1 input are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the assets or liabilities.

In certain instances, fair value is estimated using quoted market prices obtained from external pricing services. In obtaining such data from the pricing service, the Company has evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value, including net asset value (NAV). Additionally, in certain circumstances, the NAV reported by an asset manager may be adjusted when sufficient evidence indicates NAV is not representative of fair value.

Commitments and Contingencies

We record accruals for commitments and loss contingencies for those which are both probable and the amount can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information.

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted quarterly as assessment and remediation efforts progress or as additional technical or legal information become available. Actual costs to be incurred at identified

Page  |  87

sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities generally exclude claims for recoveries from insurance companies or other third parties and are reported in other non-current liabilities at undiscounted amounts.

Earnings Per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. On October 31, 2011, 184.6 shares of our common stock were distributed to ITT shareholders of record to complete our Spin-off from ITT. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period presented in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding at each of the prior periods presented.

Concentrations of Credit Risk

The U.S. government accounted for 82% and 84% of accounts receivable at December 31, 2011 and 2010, respectively. Because the Company’s accounts receivable are primarily with the U.S. Government, the Company does not have material credit risk exposure.

Derivative Financial Instruments

Our operations give rise to exposure to market risks from changes in foreign exchange rates. We may use derivative financial instruments to reduce the impact of changes in foreign exchange rates on our operating results. We do not hold or issue derivative financial instruments for trading or other speculative purposes. The effect of our derivative instruments on our Consolidated and Combined Financial Statements is immaterial for all periods presented.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2

Recent Accounting Pronouncements

In June 2011, and as amended in December 2011, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The new guidance has been early adopted by the Company and the components of net income and other comprehensive income are presented in two separate, but consecutive statements for the years ended December 31, 2011, 2010 and 2009.

Page  |  88

In December 2010, the FASB issued additional guidance applicable to the testing of goodwill for potential impairment. Specifically, for reporting units with zero or negative carrying amounts, an entity is required to perform the second step of the goodwill impairment test (a comparison between the carrying amount of a reporting unit’s goodwill to its implied fair value) if it is more likely than not that a goodwill impairment exists, considering any adverse qualitative factors. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As of the date of our most recent goodwill impairment test, none of our reporting units would have been affected by the application of this guidance as each reporting unit had a carrying amount that exceeded zero.

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

Pronouncements Not Yet Adopted

In September 2011, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this guidance on January 1, 2012; however, the requirements are not expected to have a material effect on the Company’s Consolidated and Combined Financial Statements.

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the periods beginning after December 15, 2011, and early application is prohibited. We will adopt these amendments on January 1, 2012; however, the requirements are not expected to have a material effect on the Company’s Consolidated and Combined Financial Statements.

Page  |  89

NOTE 3

Acquisitions

We did not engage in any significant acquisitions during 2011 or 2009. During 2010, the Company acquired Creaso GmbH, as well as businesses from Echostorm and SRA AOS Group for an aggregate purchase price of approximately $29, net of cash acquired. The operating results of Echostorm and Creaso GmbH are reported in the C4ISR Electronics and Systems segment from the date of acquisition and SRA AOS Group is reported in the Information and Technical Services segment from the date of acquisition. The assets, liabilities and results of operations for each of the business acquired were not material to the Company.

NOTE 4

Discontinued Operations

We did not engage in any divestiture actions that were material individually or in the aggregate to our results of operations or financial position, in either 2011 or 2009. During 2010, we sold CAS, Inc. (CAS), a component of our Information and Technical Services segment engaged in systems engineering and technical assistance for the U.S. Government. The sale of CAS was completed on September 8, 2010, resulting in the recognition of a $130 after-tax gain, reported as a component of income from discontinued operations within our Consolidated and Combined Statement of Operations. This transaction resulted in a tax benefit of $4, primarily due to the difference in the book and tax bases of CAS. Proceeds from the sale of CAS were $237, net of applicable direct transaction costs. Subsequent to this divestiture, we did not have any significant continuing involvement in the operations of CAS, nor did we have any significant continuing cash flows from CAS. Accordingly, the financial position, results of operations and cash flows from CAS are reported as a discontinued operation for all periods presented. The following table provides third-party revenue and operating income provided by CAS included within discontinued operations.

	Year Ended December 31,
	2011	2010	2009
Revenue	$—	$160	$231
Pre-tax operating income	—	13	15

NOTE 5

Restructuring and Asset Impairment Charges

We have initiated various restructuring activities throughout the business during the past three years. The restructuring activities focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure. We did not have any individually significant restructuring activities in 2011 or 2009. During the first quarter of 2010, we initiated an action to realign our business to enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. As part of the strategic realignment of the business, the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions. The charges incurred during 2010 under this action primarily related to employee

Page  |  90

severance, and to a lesser extent, lease cancellation and other costs associated with three facilities that were substantially closed during 2010. The components of all restructuring costs are summarized in the table below.

	Year Ended December 31,
	2011	2010	2009
By components
Severance charges	$18	$30	$1
Other restructuring charges	7	6	5
Reversal of restructuring accruals	(2)	(2)	(1)
Total restructuring charges	23	34	5
Asset impairment charge	—	1	—
Restructuring and impairment charges, net	$23	$35	$5
By segment:
C4ISR Electronics and Systems	$23	$35	$3
Information and Technical Services	—	—	2
Total net restructuring and impairment charge	$23	$35	$5

The following table displays a roll-forward of the restructuring accruals, presented on our Consolidated and Combined Balance Sheets within accrued liabilities.

	Year Ended December 31,
	2011	2010
Balance at January 1,	$17	$4
Charges for plans initiated during the year	21	35
Charges for plans initiated in prior years	—	1
Cash payments	(19)	(21)
Reversal of accruals	(2)	(2)
Balance at December 31,	$17	$17
By accrual type:
Severance accrual	$14	$12
Facility carrying and other costs accrual	3	5
By segment:
C4ISR Electronics and Systems	$17	$17
Information and Technical Services	—	—

The following table displays a roll-forward of employee position eliminations associated with all restructuring activities:

	Year Ended December 31,
	2011	2010
Planned reductions at January 1,	24	—
Additional planned reductions	1,252	931
Actual reductions	(554)	(907)
Planned reductions at December 31,	722	24

Page  |  91

The following table provides a roll-forward of the 2010 realignment activities restructuring accrual, including the related charges and payments.

	Year Ended December 31,
	2011	2010
Balance at January 1,	$9	$—
Restructuring charges	—	28
Cash payments	(7)	(18)
Reversal of accruals	(2)	(1)
Balance at December 31,	$—	$9

NOTE 6

Income Taxes

Prior to October 31, 2011, amounts presented in these combined financial statements related to income taxes have been determined on a separate return basis, however our operating results have been included in ITT’s consolidated U.S. federal and state income tax returns. With the exception of certain dedicated foreign entities, we were deemed to settle the current tax balances at Spin-off and prior to the Spin-off annually at year-end with the legal tax-paying entities in the respective jurisdictions. The Spin-off and annual year-end settlements are reflected as changes in parent company investment in the Consolidated and Combined Balance Sheets.

The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
	2011	2010	2009
Income components
United States	$515	$672	$673
Foreign	22	24	27
Total pre-tax income	$537	$696	$700
Income tax expense components
Current income tax provision
United States – federal	$73	$176	$239
United States – state and local	10	24	27
Foreign	7	6	8
Total current income tax provision	90	206	274
Deferred income tax provision
United States – federal	115	40	(28)
United States – state and local	5	2	(5)
Foreign	1	—	—
Total deferred income tax provision	121	42	(33)
Total income tax expense	$211	$248	$241
Effective income tax rate	39.3%	35.6%	34.4%

Page  |  92

A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax provision at U.S. statutory rate	35%	35.0%	35.0%
Foreign tax rate differential	0.1	(0.2)	(0.2)
Effect of repatriation of foreign earnings, net of tax credit	3.0	0.5	(0.2)
State and local income tax, net of federal benefit	2.9	3.7	3.2
Research credit	(1.0)	(1.0)	(1.1)
Tax examinations	—	(0.1)	—
Domestic manufacturing deduction	(1.2)	(2.7)	(2.7)
Other	0.5	0.4	0.4
Effective income tax rate	39.3%	35.6%	34.4%

Deferred tax assets and liabilities are determined on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates for the year in which we expect the difference. Deferred tax assets and liabilities include the following:

	December 31,
	2011	2010
Deferred Tax Assets
Employee benefits	$862	$92
Accrued expenses	151	161
Loss carryforwards	25	3
Inventory	10	30
Credit carryforwards	4	1
Other	14	15
Subtotal	1,066	302
Valuation allowance	—	—
Total deferred tax assets	$1,066	$302
Deferred Tax Liabilities
Intangibles	$248	$251
Plant, property and equipment	75	59
Investment	—	7
Unbilled receivable	117	68
Foreign subsidiaries	13	—
Other	1	—
Total deferred tax liabilities	$454	$385

Deferred taxes in the Combined and Consolidated Balance sheets consist of the following:

	December 31,
	2011	2010
Current assets	$106	$121
Non-current assets	507	—
Other non-current liabilities	(1)	(204)
Net deferred tax Assets (liabilities)	$612	$(83)

Page  |  93

In connection with the Spin-off, we have recorded $16 of income tax expense and $13 of deferred tax liability for the excess of the financial reporting basis over the tax basis for our foreign earnings, because we do not plan to reinvest such earnings indefinitely outside the United States. The tax exposure on the remaining foreign earnings that we plan to indefinitely reinvest overseas is not significant.

Our tax attributes available to reduce future taxable income begin to expire as follows:

Attribute	Amount	First Year of Expiration
U.S net operating losses	$60	December 31, 2031
State net operating losses	81	December 31, 2020
U.S. tax credits	4	December 31, 2020
State tax credits	6	December 31, 2018

As of December 31, 2011, no valuation allowance was established to reduce deferred tax assets related to certain U.S. state and foreign net operating losses as these losses are expected to be utilized in the future.

Shareholders’ equity at December 31, 2011 and 2010 reflects excess tax benefits related to stock-based compensation in 2011 and 2010 of approximately $2.

Uncertain Tax Benefits

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated and Combined Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Under the Tax Matters Agreement entered into between Exelis and ITT per the Spin-off, ITT agreed to assume liability up to a certain amount for U.S. federal, state or local income taxes that are determined on a consolidated, combined, unitary or similar basis for each taxable period in which Exelis was included in such consolidated, combined, unitary or similar group with ITT. We remain responsible for certain foreign income taxes and any income taxes (primarily state taxes) that are not determined on a consolidated, combined, unitary or similar basis for each taxable period in which Exelis was included in such consolidated, combined, unitary or similar group with ITT. As a result of the indemnification, at Spin-off, Exelis reversed the recorded liability (including accrued interest) to ITT related to these tax positions in the amount of $21, with an offsetting adjustment to parent company equity. With respect to future federal, state, and foreign income tax audits of pre Spin-off tax returns (other than separate returns of Exelis or Xylem Inc.), Exelis, ITT, and Xylem Inc. have generally agreed to share in any unfavorable tax audit liabilities over a specified threshold. ITT is responsible for liabilities below the threshold.

Page  |  94

A reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits at January 1,	$38	$48	$16
Additions for
Current year tax positions	2	4	30
Prior year tax positions	—	1	3
Reductions for
Indemnification	(21)
Prior year tax positions	(19)	(14)	(1)
Statute of limitations	—	(1)	—
Unrecognized tax benefits at December 31, 2011	$—	$38	$48

As of December 31, 2011, 2010 and 2009, the amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0, $18, and $18, respectively.

We do not believe that unrecognized tax benefits will significantly increase within twelve months of the reporting date. In prior years, unrecognized tax benefits were primarily related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes ITT’s earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
United Kingdom	2008
United States	2007

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated and Combined Statements of Operations. During 2011, 2010, and 2009, we recognized net interest expense of $0, $1, and $2 related to tax matters, respectively. As of December 31, 2011, 2010, and 2009, we had $0, $3, and $3 of interest accrued for tax matters, respectively.

NOTE 7

Earnings Per Share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations for the following:

	Year Ended December 31,
	2011	2010	2009
Weighted average common shares outstanding	184.6	184.6	184.6
Add: Weighted average restricted stock awards outstanding(a)	1.6	1.6	1.6
Basic weighted average common shares outstanding	186.2	186.2	186.2
Add: Dilutive impact of stock options	0.4	0.8	0.8
Add: Dilutive impact of restricted stock units	0.1	0.1	0.1
Diluted weighted average common shares outstanding	186.7	187.1	187.1

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

Page  |  95

The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

	Year Ended December 31,
	2011	2010	2009
Anti-dilutive stock options	7.8	—	—
Anti-dilutive restricted stock units	0.9	—	—

For the years ended December 31, 2010 and 2009, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on October 31, 2011, the date on which Exelis’ common stock was distributed to shareholders of ITT. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding at each of the prior periods presented.

NOTE 8

Receivables, Net

Receivables, net were comprised of the following:

	December 31,
	2011	2010
Billed receivables	$463	$598
Unbilled contract receivables	559	357
Other	42	3
Receivables, gross	1,064	958
Allowance for doubtful accounts	(3)	(4)
Receivables, net	$1,061	$954

Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the December 31, 2011 unbilled contract receivables during the next twelve months as scheduled billing milestones are completed or units are delivered.

Total billed receivables due from the U.S. Government, either directly or as subcontractor with the Government were $368 and $489 at December 31, 2011 and 2010, respectively. Because the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.

Page  |  96

NOTE 9

Inventories, Net

Inventories, net were comprised of the following:

	December 31,
	2011	2010
Production costs of contract in process	$303	$216
Less progress payments	(19)	(25)
Production costs of contract in process, net	284	191
Product inventory	53	47
Inventories, net	$337	$238

Deferred production costs incurred on in-process and delivered units in excess of the aggregate estimated average cost of those units were $29 and $29 as of December 2011 and 2010, respectively.

NOTE 10

Plant, Property and Equipment, Net

Plant, property and equipment, net consisted of the following:

	December 31,
	2011	2010
Land and improvements	$22	$22
Buildings and improvements	352	315
Machinery and equipment	584	524
Furniture, fixtures and office equipment	92	79
Construction work in progress	72	72
Plant, property and equipment, gross	1,122	1,012
Less – accumulated depreciation	(628)	(554)
Plant, property and equipment, net	$494	$458

Capitalized software, net which is included in other non-current assets was $24 and $8 at December 31, 2011 and 2010, respectively. Depreciation and amortization expense of plant, property and equipment and capitalized software, net was $84, $78 and $75 in 2011, 2010 and 2009, respectively.

Page  |  97

NOTE 11

Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 by business segment are as follows:

	C4ISR Electronics and Systems	Information and Technical Services	Total
Balance at January 1, 2010	$1,758	$374	$2,132
Goodwill acquired, net	18	6	24
Balance at December 31, 2010	$1,776	$380	$2,156
Increase in Other Intangible Assets	—	(2)	(2)
Balance at December 31, 2011	$1,776	$378	$2,154

During 2011, the Company finalized its valuation of the purchase price and acquired intangible assets for SRA AOS which was acquired during the fourth quarter of 2010, resulting in a $2 increase in other intangible assets and a corresponding decrease in goodwill.

Goodwill of $76 was disposed of during 2010 related to the sale of CAS on September 8, 2010. Goodwill related to the CAS business was included in Discontinued Operations on the accompanying balance sheet. Goodwill acquired during 2010 primarily relates to the Echostorm acquisition.

Based on the results of our annual impairment tests, we determined that no impairment of goodwill existed as of the measurement date in 2011 or 2010. However, future goodwill impairment tests could result in a charge to income.

Other Intangible Assets, Net

Information regarding our other intangible assets is as follows:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$515	$(311)	$204	$513	$(265)	$248
Proprietary technology	22	(15)	7	22	(13)	9
Patents and other	4	(4)	—	4	(3)	1
Other Intangible Assets, net	$541	$(330)	$211	$539	$(281)	$258

We amortize other intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Customer relationships, proprietary technology, and patents and other are amortized over weighted average lives of approximately 23 years, 8 years and 14 years, respectively. Amortization expense related to other intangible assets for 2011, 2010 and 2009 was $49, $61 and $82, respectively.

Page  |  98

Estimated amortization expense for each of the five succeeding years is as follows:

2012	$38
2013	24
2014	21
2015	18
2016	16
2017 and thereafter	94
Other Intangible Assets, net	$211

NOTE 12

Leases and Rentals

Exelis leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment primarily under operating leases. Our operating leases expire at various dates through 2022 and may include renewal and payment escalation clauses. Exelis often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under our operating leases were $76, $70 and $69 for 2011, 2010 and 2009, respectively. The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2011.

Operating leases
2012	$71
2013	64
2014	55
2015	36
2016	29
2017 and thereafter	69
Total minimum lease payments	$324

NOTE 13

Debt

Debt consisted of the following:

	December 31,
	2011	2010
Long-term debt	$650	$—
Unamortized debt discounts	(1)	—
Total long-term debt	$649	$—

Credit Facility

On October 25, 2011, we entered into a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders including JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A. as syndication agent. The Credit Facility will be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity with a one year extension option upon satisfaction of certain

Page  |  99

conditions, and comprises an aggregate principal amount of up to $600 of (i) revolving extensions of credit (the “revolving loans”) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive advances”), and (iii) letters of credit in a face amount up to $100 at any time outstanding. Subject to certain conditions, we will be permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. We will also be permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $800. Voluntary prepayments will be permitted in minimum amounts of $50.

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

In connection with entering into the Credit Facility we pay certain customary and recurring fees with respect to the Credit Facility, including (i) fees on the commitments of the lenders under the revolving facility, (ii) administration fees and (iii) letter of credit participation fees on the aggregate face amounts of outstanding letters of credit, plus a customary fronting fee to the issuing bank.

The Credit Facility contains customary affirmative and negative covenants that, among other things, limits or restricts our ability to: incur additional debt or issue guarantees of indebtedness; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the credit facility agreement requires us not to permit the ratio of combined total indebtedness to combined EBITDA (leverage ratio) to exceed 3.50 to 1.00 at any time.

The Credit Facility agreement contains customary events of default, including nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; violation of a covenant; cross-default to material indebtedness; bankruptcy events; material judgments; certain ERISA events and change in control.

As of December 31, 2011, there were no borrowings or letters of credit outstanding under the under the Credit Facility.

Page  |  100

The following table provides a summary of our outstanding Notes with associated maturity dates and interest rates at December 31, 2011 and 2010. The fair value was determined using prices in secondary markets for identical securities (Level 2 inputs) obtained from an external pricing source.

		December 31,
		2011		2010
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Maturity Date:
October 2016	4.25%	$250	$252	$—	$—
October 2021	5.55%	400	405	—	—
		$650	$657	$—	$—

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

In connection with the issuance of the Notes, we capitalized debt issuance costs of approximately $2 and $4 for the 2016 Notes and 2021 Notes, respectively, which are included in other non-current assets. The original debt discount of $0.4 and $1 for the 2016 and 2021 Notes, respectively, are included as a reduction to long-term debt. Both the debt issuance costs and the debt discount will be amortized over the life of the Notes. Accrued interest payable, included in other accrued liabilities was $3 and $6 on the 2016 Notes and 2021 Notes, respectively, at December 31, 2011.

The Indenture includes covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions. The Indenture also provides for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant in the Indenture for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization of the Company.

The Notes shall be redeemable as a whole or in part, at the Company’s option at any time and from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the

Page  |  101

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

On September 20, 2011, the Company entered into a registration rights agreement with the initial purchasers of the Notes (the “Registration Rights Agreement”). The Company agreed under the Registration Rights Agreement, to (i) file a registration statement on an appropriate registration form with respect to a registered offer to exchange the Notes, as applicable, for new notes, with terms substantially identical in all material respects to the Notes, as applicable, and (ii) cause the registration statement to be declared effective under the Securities Act. If the exchange offer is not completed within 365 days after the issue date of the Notes, the Company will use its reasonable best efforts to file and to have declared effective a shelf registration statement relating to the resale of the Notes. If the Company fails to satisfy this obligation (a “registration default”) under the Registration Rights Agreement, the annual interest rate on the Notes will increase by 0.25%. The annual interest rate on the Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year. If the registration default is corrected, the applicable interest rate on such Notes will revert to the original level. If the Company must pay additional interest, the Company will pay it to the holders of the Notes in cash on the same dates that it makes other interest payments until the registration default is corrected.

In connection with the Spin-off, the Company used the net proceeds for the issuance of the Notes and borrowings under the Credit Facility to fund an $884 dividend to ITT (“ITT Dividend”). Under the Credit Facility, we borrowed $240 on October 28, 2011, which was repaid prior to December 31, 2011, to fund the remaining ITT Dividend not covered by the net proceeds from the Notes. The ITT Dividend payment is included in transfers to parent, net, in our Consolidated and Combined Statements of Cash Flows.

NOTE 14

Postretirement Benefit Plans

Defined Contribution Plans

The Company sponsors, and prior to October 31, 2011 ITT sponsored, numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits, generally 2% to 6% of employee base pay. Matching contributions charged to income amounted to $35, $36 and $35 for 2011, 2010 and 2009, respectively. Effective January 1, 2012, the Company will increase the matching contributions and add base contributions, subject to certain limits, which total up to 7.5% of eligible pay for employees participating in our largest defined contribution plan, the Salaried Investment and Savings Plan.

The sponsorship of the Salaried Investment and Savings Plan was transferred from ITT to Exelis at Spin-off and Exelis became the new sponsor of the plan. All assets related to ITT and Xylem active employees in the Salaried Investment and Savings Plan were transferred to the ITT and Xylem plans as of December 14, 2011. The Exelis Stock Fund investment option is considered an Employee Stock Ownership Plan (ESOP). On December 31, 2011, approximately 6.7 shares of Exelis common stock

Page  |  102

were held in the Exelis Stock Fund. Participants in the Exelis Stock Fund may receive dividends in cash or may reinvest such dividends into the Stock Fund.

Defined Benefit Plans

Company employees participate in numerous defined benefit pension plans. Defined benefit pension benefits for most employees are based on the employee’s years of service and compensation. We fund these plans as required by statutory regulations and through discretionary contributions. Some Company employees also participate in other post-retirement benefit plans such as health care and life insurance plans.

In connection with the Spin-off, on October 31, 2011, ITT transferred to the Company certain defined benefit pension and other post-retirement benefit plans (“Transferred Plans”) most significantly the ITT Salaried Retirement Plan (U.S. SRP). As a result of this action, we assumed all liabilities and assets associated with the Transferred Plans and became the plans’ sponsor. The U.S. SRP is our largest defined benefit plan with assets valued at $3,472 and a projected benefit obligation of $5,118 as of December 31, 2011. The benefits for all current and former ITT and Xylem Inc. employees participating in the U.S. SRP were frozen at Spin-off.

Employees hired after September 30, 2011 are not eligible to participate in the U.S. SRP. Eligible employees were given a choice, effective January 1, 2012, to continue to accrue future benefits under the U.S. SRP or become eligible to receive enhanced employer contributions under the defined contribution plan, the Salaried Investment and Savings Plan (Retirement Choice). The U.S. SRP benefit obligations reported as of the December 31, 2011 measurement date reflect the Retirement Choice made by the plan’s eligible population. As a result of changes from the Retirement Choice and the Spin-off, effective January 1, 2012 the Company changed its policy for the U.S. SRP from amortizing the net actuarial losses over the average remaining service period of plan participants to amortizing the net actuarial losses over the average expected remaining life of plan participants, since it was determined that almost all of the plan participants in the U.S. SRP now have frozen benefits.

Balance Sheet Information

Amounts recognized in the Consolidated and Combined Balance Sheets for defined benefit pension plans and other employee-related benefit plans (collectively, postretirement benefit plans) reflect the funded status of the plans. The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of such balances within our Consolidated and Combined Balance Sheets.

	December 31,
	2011			2010
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$3,780	$259	$4,039	$298	$—	$298
Projected benefit obligation	(5,705)	(526)	(6,231)	(386)	(99)	(485)
Funded status	$(1,925)	$(267)	$(2,192)	$(88)	$(99)	$(187)
Amounts reported within
Other non-current assets	$1	$—	$1	$7	$—	$7
Accrued liabilities	(12)	(32)	(44)	(2)	(8)	(10)
Non-current liabilities	$(1,914)	$(235)	$(2,149)	$(93)	$(91)	$(184)

Page  |  103

A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31.

	2011			2010
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss (gain)	$2,621	$147	$2,768	$100	$(5)	$95
Prior service cost (benefit)	13	(3)	10	12	(3)	9
Total	$2,634	$144	2,778	$112	$(8)	$104

The following table provides a roll-forward of the projected benefit obligations for our postretirement benefit plans.

	Year Ended December 31,
	2011			2010
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation at January 1	$386	$99	$485	$368	$96	$464
Service cost	22	1	23	7	1	8
Interest cost	63	8	71	21	5	26
Amendments / other	12	—	12	2	—	2
Actuarial loss (gain)	149	(4)	145	15	4	19
Benefits paid	(81)	(16)	(97)	(27)	(7)	(34)
Liabilities assumed in connection with Spin-off	5,154	438	5,592	—	—	—
Benefit obligation at December 31	$5,705	$526	$6,231	$386	$99	$485

The following table provides a roll-forward of the plans assets and the ending funded status for our postretirement benefit plans.

	Year Ended December 31,
	2011			2010
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Change in plan assets
Plan assets at January 1	$298	$—	$298	$278	$—	$278
Actual return on plan assets	182	10	192	37	—	37
Employer contributions	87	—	87	6	—	6
Benefits paid	(74)	(9)	(83)	(23)	—	(23)
Assets transferred in connection with Spin-off	3,287	258	3,545	—	—	—
Plan assets at December 31,	$3,780	$259	$4,039	$298	$—	$298
Funded status at end of year	$(1,925)	$(267)	$(2,192)	$(88)	$(99)	$(187)

Page  |  104

The accumulated benefit obligation for all defined benefit pension plans was $5,514 and $386 at December 31, 2011 and 2010, respectively. The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets.

	2011	2010
Projected benefit obligation	$5,665	$342
Accumulated benefit obligation	5,474	342
Fair value of plan assets	3,739	247

Income Statement Information

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for the years 2011, 2010 and 2009, as they pertain to our postretirement benefit plans. 2011 cost includes two full months for plans that were transferred to Exelis at Spin-off.

	Year Ended December 31,
	2011			2010			2009
	Pension	Other Benefits	Total	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$22	$1	$23	$7	$1	$8	$6	$1	$7
Interest cost	63	8	71	21	5	26	21	6	27
Expected return on plan assets	(85)	(4)	(89)	(28)	—	(28)	(27)	—	(27)
Amortization of net actuarial loss (gain)	34	2	36	2	(1)	1	1	(1)	—
Amortization of prior service cost (credit)	2	(1)	1	1	(1)	—	2	3	5
Net periodic benefit cost	36	6	42	3	4	7	3	9	12
Effect of curtailments (1)	4	—	4	—	—	—	—	—	—
Total net periodic benefit cost(2)	$40	$6	$46	$3	$4	$7	$3	$9	$12
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$57	$(10)	$47	$4	$4	$8	$(16)	$(9)	$(25)
Prior service cost (credit)	—	2	2	2	—	2	6	(8)	(2)
Amortization of net actuarial (loss) gain	(34)	(2)	(36)	(2)	1	(1)	—	(3)	(3)
Amortization of prior service (cost) credit	(2)	1	(1)	(2)	1	(1)	(2)	1	(1)
Total change recognized in other comprehensive income	21	(9)	12	2	6	8	(12)	(19)	(31)
Total impact from net periodic benefit cost and changes in other comprehensive income	$61	$(3)	$58	$5	$10	$15	$(9)	$(10)	$(19)

(1)	Curtailments due to Retirement Choice and headcount reductions from certain restructuring activities.
(2)	Includes $34 of net periodic benefit costs for the Transferred Plans from October 31, 2011 to December 31, 2011.

The following table provides the estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012.

	Pension	Other Benefits	Total
Net actuarial loss (gain)	$74	$14	$88
Prior service cost (credit)	2	(2)	—
Total	$76	$12	$88

Page  |  105

Postretirement Benefit Plan Assumptions

The determination of the assumptions related to postretirement benefit plans are based on the provisions of the applicable accounting pronouncements, the review of various market data and discussion with our actuaries. Management develops each assumption using relevant company experience in conjunction with market-related data. Assumptions are reviewed annually and adjusted as necessary.

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans.

	Year Ended December 31,
	2011	2010
Obligation Assumptions
Discount rate	4.75%	5.62%
Rate of future compensation increase	3.75%	4.00%
Cost Assumptions(1)
Discount rate	5.62%	6.00%
Expected return on plan assets	9.00%	9.00%
Rate of future compensation increase	4.00%	4.00%

(1)	Cost assumptions for the current year are based on the prior year-end obligation assumptions.

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to other employee-related benefit plans.

	Year Ended December 31,
	2011	2010
Obligation Assumptions
Discount rate	4.50%	5.50%
Rate of future compensation increase	3.75%	4.00%
Cost Assumptions(1)
Discount rate	5.50%	6.00%
Rate of future compensation increase	4.00%	4.00%

(1)	Cost assumptions for the current year are based on the prior year-end obligation assumptions.

The expected long-term rate of return on assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the target mix, the correlations among asset classes and their expected volatilities. Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration; (1) the plan’s actual historical annual return on assets, net of fees, over the past 15, 20 and 25 year time periods, (2) independent estimates of future long-term asset class returns, weighted by the plan’s strategic target asset allocation and (3) historical broad market returns over long-term timeframes weighted by the plan’s strategic target asset allocation. Based on this approach, the estimate of the long-term annual rate of return on assets is 9.0%. For reference, our actual geometric average annual return on plan assets as of December 31, 2011 was 7.5%, 8.9% and 9.5%, for the past 15, 20, and 25 year periods, respectively.

Page  |  106

The table below provides the actual rate of return generated on plan assets during each of the years presented, as they compare to the expected long-term return utilized in calculating the net periodic benefit costs.

	Year Ended December 31,
	2011	2010	2009
Expected rate of return on plan assets	9.0%	9.0%	9.0%
Actual rate of return on plan assets	(1.2)%	14.1%	24.1%

Health care plan assumptions

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.3% for 2012, decreasing ratably to 5.0% in 2019. Increasing or decreasing the health care trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future service of the covered active employees.

Investment Policy

The investment strategy for managing postretirement benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk for each plan. Prior to October 31, 2011, most of the postretirement benefit plan assets were managed by ITT on a commingled basis in a master investment trust. Beginning on October 31, 2011, the Company manages most postretirement benefit plan assets, including assets from the Transferred Plans, on a commingled basis in a master investment trust. With respect to the master investment trust, previously ITT and now Exelis allows itself broad discretion to invest tactically to respond to changing market conditions, while staying reasonably within the asset allocation ranges prescribed by its investment guidelines. Under certain circumstances, ITT and now Exelis has the authority to temporarily waive the investment guidelines when determining the actual asset allocation ranges. In making these asset allocation decisions, previously ITT and now Exelis takes into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, previously ITT and now Exelis diversifies its investments by strategy, asset class, geography and sector and engages a large number of managers to gain broad exposure to the markets, while historically generating excess-of-market returns and mitigating manager-concentration risk.

The following table provides the actual asset allocations and the related asset allocation ranges by asset category.

	2011	2010	Allocation Range
Domestic equities	25%	25%	25	%-75%
Alternative investments	53%	47%	20	%-45%
International equities	16%	18%	10	%-45%
Fixed income	2%	2%	0	%-60%
Cash and other	4%	8%	0	%-30%

Page  |  107

Fair Value of Plan Assets

The following is a description of the valuation methodologies and inputs used to measure fair value for major categories of investments.

•

Equities — Equities (including common and preferred shares, domestic listed and foreign listed, closed end mutual funds and exchange traded funds) are generally valued at the closing price reported on the major market on which the individual securities are traded at the measurement date. As all equity securities held by the Company are publicly traded in active markets, the securities are classified within Level 1 of the fair value hierarchy.

•

Open ended mutual funds, collective trusts and commingled funds — Open ended mutual funds, collective trusts and commingled funds are measured at NAV. These funds are generally classified within Level 2 of the fair value hierarchy.

•

Private equity — The valuation of limited partnership interests in private equity funds may require significant management judgment. The NAV reported by the asset manager is adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors are reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. These funds are generally classified within Level 3 of the fair value hierarchy. Future funding commitments to our private equity funds totaled $373 at December 31, 2011.

•

Hedge funds — The valuation of limited partnership interests in hedge funds may require significant management judgment. The NAV reported by the asset manager is adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Depending on how quickly these investments can be redeemed and the extent of any adjustments to NAV, hedge funds are classified within either Level 2 (redeemable within 90 days) or Level 3 (redeemable beyond 90 days) of the fair value hierarchy.

The fair value of plan assets held by our defined benefit pension plans, by asset class and by fair value hierarchy level, at December 31 were as follows:

	2011				2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Asset Category
Equities	$1,684	$1,185	$278	$221	$129	$86	$26	$17
Private Equity(a)	1,312	—	52	1,260	88	—	11	77
Hedge Funds(b)	637	9	174	454	53	—	20	33
Cash, Commodities, Fixed Income and Other	406	1	340	65	28	1	23	4
Total (c)	$4,039	1,195	844	$2,000	$298	$87	$80	$131

(a)	Private equity includes a diversified range of strategies, including buyout funds, distressed funds, venture and growth equity funds and mezzanine funds.
(b)	Hedge funds include investments in hedge funds as well as funds of hedge funds. These funds employ a range of investment strategies that include fixed income arbitrage, distressed asset

Page  |  108

investments, global macro asset allocations, short and long equity investments, market neutral asset allocations and event-driven strategies.
(c)	The December 31, 2011 total includes $3,731 of assets attributable to the Transferred Plans.

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3).

	Equity Securities	Private Equity	Hedge Funds	Commodities, Fixed Income and Other	Total
Level 3 balance — December 31, 2009	$14	$76	$33	$3	$126
Realized gains (losses), net	—	6	1	—	7
Unrealized gains (losses), net	3	3	2	—	8
Purchases/(sales), net	—	1	(3)	1	(1)
Transfers in (out), net	—	(9)	—	—	(9)
Level 3 balance — December 31, 2010	17	77	33	4	131
Realized gains (losses), net	(15)	34	(11)	—	8
Unrealized gains (losses), net	—	27	7	—	34
Purchases/(sales), net	(1)	(14)	(32)	2	(45)
Transfers in (out), net	36	83	26	—	145
Transfer in connection with Spin-off	184	1,053	431	59	1,727
Level 3 balance – December 31, 2011	$221	$1,260	$454	$65	$2,000

Contributions

Funding requirements under Internal Revenue Service rules are a major consideration in making contributions to our postretirement benefit plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. We made total contributions of $87 and $6 to all of our defined benefit pension plans during 2011 and 2010, respectively, including a $50 voluntary contribution to the U.S. SRP in December 2011. We currently anticipate making total contributions to our defined benefit pension plans in the range of $320 to $370 during 2012.

Estimated Future Benefit Payments

The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our postretirement benefit plans.

	Pension	Other Benefits
2012	$348	$38
2013	353	37
2014	357	37
2015	361	37
2016	374	36
2017 — 2021	1,892	187

Page  |  109

ITT Pension and Other Postretirement Plans

Prior to October 31, 2011, certain U.S. and U.K. salaried employees participated in defined benefit pension and other postretirement plans sponsored by ITT Corporation (collectively, “Shared Plans”), which included participants of other ITT Corporation subsidiaries. The Company has recorded expense of $79, $57 and $29 for the years ended December 31, 2011, 2010 and 2009, respectively, to record its allocation of pension and other postretirement benefit costs related to the Shared Plans. The allocation of expense for the Shared Plans ended with the Spin-off and Exelis received most of the Shared Plans as part of the Transferred Plans. As of December 31, 2010, there were no required contributions outstanding.

As of December 31, 2010, the ITT defined benefit pension plans were approximately 80% funded. The most significant shared defined benefit pension plan was the U.S. SRP. As of December 31, 2010, Company employees and former employees represent 76% and 22% of total active and retired participants in the U.S. SRP, respectively. ITT Corporation made contributions to the U.S. SRP of $50 and $100 during 2010 and 2009, respectively, all of which were voluntary.

As of December 31, 2010, the other ITT postretirement benefit plans were approximately 60% funded. The ITT Salaried Postretirement Medical and Life Plans represent the most significant shared other postretirement benefit plans. As of December 31, 2010, Company employees and former employees represent 64% and 48% of total active and retired participants in the ITT Salaried Postretirement Medical and Life Plans, respectively. There were no contributions made to these plans during 2010 and 2009.

NOTE 15

Long-Term Incentive Compensation

The Company maintains an equity incentive plan (the “2011 Omnibus Incentive Plan” or the “Plan”) which became effective on October 31, 2011, following the Spin-off from ITT. ITT maintained similar plans, ITT 2003 Equity Incentive Plan and the ITT 1997 Long-Term Incentive Plan, which governed the awards granted to our employees and directors prior to the Spin-off. The 2011 Omnibus Incentive Plan was established to govern the awards granted to Exelis employees and directors under the prior ITT plans and provides for awards of non-qualified stock options and incentive stock options, restricted stock and restricted stock units, stock appreciations rights (SARs) and other awards that will be granted to certain of our employees and directors subsequent to the Spin-off. Under the Plan, there are 28.0 shares of common stock reserved and authorized for issuance. At December 31, 2011, there were 14.2 awards granted under the Plan with 13.8 shares remaining available for future awards.

Disclosures prior to October 31, 2011 represent our portion of the plans maintained by ITT in which our employees and directors participated. Equity awards granted prior to the Spin-off were denominated in ITT common shares. ITT’s long-term incentive award program was comprised of three components: non-qualified stock options (NQOs), restricted stock (RS) or restricted stock units (RSUs) and target cash awards called Total Shareholder Return (TSR) awards. We account for NQOs, RSUs and RS as equity-based compensation awards. TSR awards were cash settled and accounted for as liability-based compensation. On October, 31, 2011, ITT converted or adjusted outstanding NQOs, RSUs and RS to replacement awards denominated in Exelis common shares. TSR awards were settled in cash or converted to RSUs. The manner of conversion for each award reflected a mechanism

Page  |  110

intended to preserve the intrinsic value of each award, and generally on terms which were in all material respects identical to the terms of the awards it replaced. The fair value of the converted Exelis stock awards immediately following the Spin-off was higher than for the fair value of such awards immediately prior to the Spin-off. As a result, we incurred incremental compensation expense of approximately $2.3, which was recognized immediately.

Long-term incentive compensation costs for grants to employees are reduced by an estimated forfeiture rate, and are primarily recorded within SG&A expenses. These costs impacted our consolidated and combined results of operations as follows:

	Year Ended December 31,
	2011	2010	2009
Compensation costs on equity-based awards(1)	$18	$8	$7
Compensation costs on liability-based awards	—	(2)	2
Total compensation costs, pre-tax	$18	$6	$9
Future tax benefit	$7	$2	$3

(1)	Includes $2.3 incremental cost recognized resulting from the conversion or adjustment of outstanding NQOs in connection with the Spin-off.

At December 31, 2011, total unrecognized compensation cost related to non-vested NQOs, RSUs and RS awards was $11, $19 and $4, respectively, which are expected to be recognized ratably over a weighted-average period of 2.5 years, 3 years and 1 year, respectively.

Non-Qualified Stock Options

NQOs generally vest in one-third increments over three years following the date of grant and are exercisable for periods up to seven or ten-years from the date of grant at a price equal to the fair market value of common stock at the date of grant except for awards that were outstanding on October 31, 2011 and were revalued as a result of the Spin-off. Options granted between 2004 and 2009 were awarded with a term of seven years. Options granted prior to 2004 and after 2009 were awarded with a term of ten years. The NQOs outstanding at Spin-off retained the vesting schedule of the original ITT NQOs awards.

Page  |  111

A summary of the status of our NQOs as of December 31, 2011, 2010 and 2009 and changes during the years then ended is presented below. Note that the activities presented for 2011 prior to the Spin-off, 2010 and 2009 represent the stock options held by Exelis employees under the ITT long-term incentive award program.

	Year Ended December 31,
	2011		2010		2009
Stock Options	Shares	Weighted- Average Exercise Price(b)	Shares	Weighted- Average Exercise Price(b)	Shares	Weighted- Average Exercise Price(b)
Outstanding at January 1,	1.82	$41.41	2.04	$38.97	2.07	$38.17
Granted	0.20	57.69	0.17	53.04	0.20	33.40
Exercised	(0.46)	39.08	(0.34)	31.31	(0.21)	24.01
Canceled or expired	(0.03)	48.08	(0.05)	47.51	(0.02)	49.82
Outstanding at Spin-off	1.53	$45.97	—	$—	—	$—
Conversion related to Spin-off(a)	5.16	—	—	—	—	—
Post Spin-off activities
Granted	3.98	10.95	—	—	—	—
Exercised	(0.08)	5.74	—	—	—	—
Outstanding at December 31,	10.59	$10.65	1.82	$41.41	2.04	$38.97
Options exercisable at December 31,	4.42	$9.89	1.52	$40.63	1.74	$38.65

(a)	The weighted average grant date fair value of the stock options converted is equal to the weighted average grant date fair value of such stock options prior to the Spin-off, reduced by the Spin-off conversion adjustment. Included in the conversion related to Spin-off are awards related to employees who transferred among ITT, Xylem Inc. and Exelis as a result of the Spin-off.
(b)	In whole dollars.

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2011, 2010 and 2009 was $9, $7 and $5, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices (in whole dollars)	Number	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ 5.74 – $8.68	2.11	2.62	$7.66	$2.94	1.67	2.2	$7.69	$2.27
$ 8.78 – $13.26	8.42	6.96	11.37	—	2.69	1.66	11.14	—
$ 15.04 – $15.12	0.06	3.10	15.07	—	0.06	3.10	15.07	—
	10.59	6.07	$10.65	$2.94	4.42	1.88	$9.89	$2.27

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Exelis’ closing stock price of $9.05 (in whole dollars) on December 31, 2011, which would have

Page  |  112

been received by the option holders had all option holders exercised their options as of that date. The number of options “out-of-the money” as of December 31, 2011, included as exercisable in the preceding table was 2.7.

As of December 31, 2011, the total number of stock options expected to vest (including those that have already vested) was 10.2. These stock options have a weighted-average exercise price of $10.63 (in whole dollars), an aggregate intrinsic value of $3 and a weighted average remaining contractual life of 5.95 years.

The fair value of the stock options granted prior to the Spin-off under the ITT long-term incentive award program were valued by ITT utilizing a binomial lattice pricing valuation model. The fair value of stock options granted by Exelis subsequent to the Spin-off was valued by Exelis utilizing a Black-Scholes valuation model. The Black-Scholes model was utilized subsequent to the Spin-off because the significant amount of detailed historical exercise behavior data required to develop appropriate assumptions required by a binomial lattice model does not exist specific to Exelis due to the Spin-off.

The following assumptions were utilized in deriving the fair value for NQOs granted from October 31, 2011 to December 31, 2011 under the Black-Scholes model, and for the years ended December 31, 2010 and 2009 under the lattice model.

	Year Ended December 31,
	2011	2010	2009
Dividend yield	3.77%	1.88%	2.54%
Expected volatility	27.1%	27.06%	38.77%
Expected life (in years)	7.0	7.0	4.7
Risk-free rates	1.51%	3.06%	2.20%
Weighted-average grant date fair value	$1.92	$14.50	$9.60

Black-Scholes. Dividend yield is based on the announced dividend as of the grant date annualized and divided by the grant date stock price. Volatility is based on daily average volatility of our peer group companies over 7 years, which is consistent with the expected term. Peer group companies were selected from companies with Exelis’s industry that most closely match our business, including size, diversification, customer base. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. The risk-free rate is based on the United States Treasury stripped coupon rates with maturities corresponding to the expected term of 7 years, measured as of the grant date.

Lattice Model. Stock options granted prior to the Spin-off were calculated based on historical ITT employee exercise behavior. Expected volatilities were based on ITT’s historical stock price volatility and, implied volatilities derived from traded options on ITT’s stock. ITT used historical data to estimate option exercise and employee termination behavior within the valuation model. Employee groups and option characteristics were considered separately for valuation purposes. The expected life represented an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who had historically exhibited different behavior. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of option grant.

Page  |  113

Restricted Stock and Restricted Stock Units

Under the Plan, restricted stock and restricted stock units typically vest three years from the date of grant. Holders of restricted stock have the right to receive dividends and vote the shares. Restricted stock units accrue dividends; however the dividends are forfeited if the restricted stock units do not vest. Restricted stock units have no voting rights. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the restricted stock or restricted stock unit is forfeited. If an employee retires or is terminated other than for cause, a pro rata portion of the restricted stock or restricted stock unit may vest. The restricted stock awards and restricted stock units outstanding at Spin-off retained the vesting schedule of the original ITT awards.

The table below provides a roll-forward of outstanding restricted stock and restricted stock units for each of the previous three years ended.

	Year Ended December 31,
	2011		2010		2009
Restricted Stock	Shares	Weighted Average Grant Date Fair Value(b)	Shares	Weighted Average Grant Date Fair Value(b)	Shares	Weighted Average Grant Date Fair Value(b)
Outstanding at January 1,	0.51	$45.17	0.46	$44.25	0.35	$53.98
Granted	0.18	57.52	0.20	53.06	0.23	33.86
Vested	(0.13)	50.18	(0.11)	55.89	(0.11)	52.81
Canceled	—	—	(0.04)	45.56	(0.01)	46.98
Outstanding at Spin-off	0.56	47.49	—	—	—	—
Conversion related to Spin-off(a)	1.93	—	—	—	—	—
Post Spin-off activities
Granted	1.02	10.95	—	—	—	—
Outstanding at December 31,	3.51	$10.93	0.51	$45.17	0.46	$44.25

(a)	The weighted average grant date fair value of the stock options converted is equal to the weighted average grant date fair value of such stock options prior to the Spin-off, reduced by the Spin-off conversion adjustment. Included in the conversion related to Spin-off are awards related to employees who transferred among ITT, Xylem Inc. and Exelis as a result of the Spin-off.
(b)	In whole dollars.

Total Shareholder Return Awards

Prior to October 31, 2011, TSR awards provided performance-based cash award incentives to our key employees. TSR awards were accounted for under stock-compensation principals of accounting as liability-based awards. The fair value of TSR awards was determined at the conclusion of the three-year performance period by measuring ITT’s relative total shareholder return performance against the total shareholder return performance of other stocks generally comprising the S&P Industrials Index, with the number of companies included in the applicable benchmark group ranging from 312 to 365 as of December 31, 2010.

In connection with the Spin-off, TSR awards were either settled in cash for the uncompleted performance period for the 2009 TSR awards, or replaced with RSUs for the remaining performance period for the 2010 and 2011 TSR awards. TSR awards granted during 2009 were settled in cash at

Page  |  114

value equal to the uncompleted portion at target, which totaled $0.1. TSR awards granted in 2010 and 2011 were converted to replacement RSUs equal to the unvested portion at target divided by the closing price of Exelis common stock on the date of grant. We granted 0.3 replacement RSUs on November 7, 2011, with weighted-average grant date fair value of $10.95. The replacement RSUs vest on December 31, 2013 and December 31, 2014.

NOTE 16

Capital Stock

In connection with the Spin-off, each of the shareholders of ITT received one share of Exelis common stock for every one share of common stock of ITT held on the Record Date resulting in the distribution of 184.6 shares of our common stock to ITT shareholders. As of December 31, 2011, our authorized capital was comprised of 750 shares of common stock and 50 shares of preferred stock. At December 31, 2011, there were 186.2 shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2011.

We issue shares of our common stock in connection with our 2011 Omnibus Incentive Plan. At December 31, 2011, 28.0 shares of common stock were reserved for issuance in connection with this Plan and we had a remaining balance of 13.8 shares of common stock available for future grants under this Plan.

On November 2, 2011, the Board of Directors declared a cash dividend of $0.1033 per share, payable on January 1, 2012 to shareholders of record on November 16, 2011. We transferred $19 to the transfer agent prior to December 31, 2011 to fund this dividend payment.

Page  |  115

NOTE 17

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, included in stockholders’ and parent company equity are as follows:

	Currency Translation Adjustment	Investment Security	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(6)	$11	$(63)	$(58)
Net actuarial gain arising during the year	—	—	(6)	(6)
Prior service credit arising during the year	—	—	(1)	(1)
Amortization of actuarial loss included in net periodic pension cost	—	—	1	1
Amortization of prior service cost included in net periodic pension cost	—	—	1	1
Foreign currency translation loss	(3)	—	—	(3)
Reclassification adjustment for gain realized in net income(a)	—	(5)	—	(5)
Unrealized holding gain arising during the year	—	3	—	3
Balance at December 31, 2010	$(9)	$9	$(68)	$(68)
Net actuarial loss arising during the year	—	—	(29)	(29)
Prior service cost arising during the year	—	—	(1)	(1)
Amortization of actuarial loss included in net periodic pension cost	—	—	22	22
Amortization of prior service cost included in net periodic pension cost	—	—	1	1
Transfer of postretirement benefit plans from ITT in connection with Spin-off	—	—	(1,587)	(1,587)
Conversion of parent company equity to cumulative translation adjustment	15	—	—	15
Foreign currency translation gain	1	—	—	1
Reclassification adjustment for gain realized in net income(a)	—	(8)	—	(8)
Unrealized holding loss arising during the year	—	(1)	—	(1)
Balance at December 31, 2011	$7	$—	$(1,662)	$(1,655)

(a)	The Company had an investment in marketable securities classified as available-for-sale. All unrealized gains and losses on available-for-sales securities were included as a component of accumulated other comprehensive income (loss), net of taxes, and were reclassified and recognized as realized gain (loss) in net income upon disposition. Our investment in available-for-sale securities was recorded at fair value. As at December 31, 2011 and 2010, investments in available-for-sale securities are $0 and $16, respectively.

Page  |  116

The following table provides a summary of the changes in accumulated other comprehensive income (Loss) for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	Pretax	Tax	After Tax
Changes in foreign exchange translation	$1	$—	$1
Changes in postretirement benefit plans	(12)	5	(7)
Conversion of parent company equity to cumulative translation adjustment	15	—	15
Changes in investment security	(15)	6	(9)
Transfer of pension from ITT in connection with spin-off	(2,661)	1,074	(1,587)
	$(2,672)	$1,085	$(1,587)

	Year Ended December 31, 2010
	Pretax	Tax	After Tax
Changes in foreign exchange translation	$(5)	$2	$(3)
Changes postretirement benefit plans	(8)	3	(5)
Changes in investment security	(3)	1	(2)
	$(16)	$6	$(10)

NOTE 18

Related Party Transactions and Parent Company Equity

The Consolidated and Combined Financial Statements have been prepared on a stand-alone basis. However, prior to October 31, 2011, they were derived from the consolidated financial statements and accounting records of ITT.

Allocation of General Corporate Expenses

Prior to October 31, 2011 these Consolidated and Combined Financial Statements included expense allocations for certain functions provided by ITT as well as other ITT employees not solely dedicated to Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. We were allocated $102, $108 and $93, for the 10 months ended October 30, 2011, and the years ended December 31, 2010 and 2009, respectively, of general corporate expenses incurred by ITT which are included within SG&A expenses in the Consolidated and Combined Statements of Operations.

Related Party Sales

Historically, we sold certain inventory to other ITT businesses. Total revenue related to these related party sales totaled $1, $1 and $2 for the 10 months ended October 31, 2011 and the years ended December 31, 2010 and 2009, respectively, included in our consolidated and combined statements of operations. We also purchased inventories from other ITT businesses. We recognized cost of revenues from the inventory purchased from ITT of $2, $6, and $5 for the 10 months ended October 31, 2011 and the years ended December 31, 2010 and 2009, respectively. The aggregate inventory on hand of purchases from other ITT businesses as of October 31, 2011 and December 31, 2010 was not significant.

Following the Spin-off, Exelis and ITT began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Exelis

Page  |  117

and ITT following the Spin-off and to provide mechanisms for an orderly transition, on October 25, 2011, Exelis, ITT, and Xylem Inc. executed the various agreements that will govern the ongoing relationships between and among the three companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, several real estate matters agreements, Master Transition Services Agreement and a number of on-going commercial relationships. The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem Inc. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims. These indemnifications include claims relating to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to the Distribution Date, subject to limited exceptions with respect to certain employee claims. These indemnifications also include claims relating to the presence or alleged presence of asbestos or silica in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Exelis or Xylem Inc. buildings or facilities. The indemnifications are absolute and indefinite. The indemnification associated with pending and future asbestos and silica claims does not expire. Certain intercompany work orders and/or informal intercompany commercial arrangements have been converted into third-party contracts based on ITT’s standard terms and conditions. Subsequent to Spin-off and through December 31, 2011, charges incurred as a result of the services provided to Exelis by ITT and Xylem Inc. under the transaction service agreements, net of costs passed through to third parties, were $1 and charges related to the these agreements for services provided by Exelis to ITT and Xylem Inc., net costs passed through to third parties, were $0.4. At December 31, 2011, total payables due from Exelis to ITT and Xylem Inc. were $10 and total receivables due to Exelis from ITT and Xylem Inc. were $42.

Distribution Agreement

We entered into a Distribution Agreement with ITT and Xylem Inc. which sets forth our agreements with ITT and Xylem Inc. regarding the principal actions needed to be taken in connection with our Spin-off from ITT. It also set forth other agreements that govern certain aspects of our relationship with ITT and Xylem Inc. following the Spin-off including, but not limited to, transfer of assets and assumption of liabilities, indemnification, and release of claims. Pursuant to the terms of the Distribution Agreement, (i) Exelis and ITT effected certain transfers of assets and assumed certain liabilities so that Exelis and ITT retained both the assets of and liabilities associated with their respective businesses, (ii) subject to certain exceptions, all agreements, arrangements, commitments and undertakings, including all intercompany accounts payable or accounts receivable, including intercompany indebtedness were terminated, novated or otherwise satisfied, effective no later than the Distribution Date, and (iii) Exelis and ITT effected a pro rata distribution of our common stock to ITT shareholders.

Benefits and Compensation Matters Agreement

We entered into a Benefits and Compensation Matters Agreement with ITT and Xylem Inc. that governs the respective rights, responsibilities and obligations of ITT, Xylem Inc. and us after the Spin-off with respect to transferred employees, defined benefit pension plans, defined contribution pension plans, non-qualified pension plans, employee welfare benefit plans, incentive plans, corporate-owned life insurance, stock options, foreign benefit plans, director plans and collective bargaining agreements.

Page  |  118

Intellectual Property License Agreement

We entered into a Transitional Trademark License Agreement with ITT pursuant to which ITT grants us the exclusive right to use the ITT name and trademark in our business for a three to five year transitional period until we phase out the use of such trademark in the operation of our business. We also entered into a Technology License Agreement with ITT and Xylem Inc. pursuant to which we have licensed on a non-exclusive basis certain of our intellectual property (excluding trademarks) existing as of the Distribution Date to ITT and Xylem Inc. and their respective affiliates and in turn, both ITT and Xylem Inc. and their respective affiliates granted reciprocal licenses to us, each for use in our respective businesses.

Tax Matters Agreement

We entered into a Tax Matters Agreement with ITT and Xylem Inc. that governs the respective rights, responsibilities and obligations of ITT, Xylem Inc. and us after the Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with ITT and Xylem Inc. to the IRS for the consolidated U.S. Federal income taxes of the ITT consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and ITT and Xylem Inc. agree to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-off is determined not to be tax-free. The Tax Matters Agreement provides for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business and may discourage or delay a change of control. For example, unless we (or ITT, as applicable) were to receive a supplemental private letter ruling from the IRS or an unqualified opinion from a nationally recognized tax advisor, or ITT and Xylem Inc. were to grant us a waiver, we would be restricted until 2 years after the Spin-off is consummated from entering into transactions which would result in an ownership shift in the Company of more than 35% (measured by vote or value) or divestitures of certain businesses or entities which could impact the tax-free nature of the Spin-off. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

Real Estate Matters

We entered into a Master Assignment and Assumption of Lease Agreement pursuant to which ITT assigns lease agreements currently held in the name of ITT or certain of its subsidiaries to the party occupying and operating the relevant leased premises. We entered into a Master Lease Agreement pursuant to which ITT leases certain real estate to or from Exelis that is currently owned by ITT but currently occupied and operated by one or both parties, in each case for a limited term. We entered into a Master Sublease Agreement pursuant to which ITT subleases certain real estate to or from Exelis that is currently leased by ITT, or certain of its subsidiaries, but currently occupied and operated by one or both parties, in each case for a limited term to help ensure an orderly transition. The real estate matters agreements help ensure an orderly transition following the Spin-off.

Master Transition Services Agreement

We entered into a Master Transition Services Agreement with ITT and Xylem Inc., under which each of ITT and Xylem Inc. or their respective affiliates provides us with certain services, and we provide

Page  |  119

each of ITT and Xylem Inc. certain services, including information technology, financial, procurement, human resource, benefits support and other specified services from ITT and Xylem Inc. and including information technology, human resources and other specified services to ITT and Xylem Inc. We expect these services will be initially provided at cost with scheduled, escalating increases up to 10% and these services are planned to extend for a period of 3 to 24 months in most circumstances.

Subcontract Pending Novation

We entered into a subcontract with ITT pending the U.S. Government’s agreement to novate all of the U.S. Government contracts under which Exelis is obligated to fulfill the remaining terms. Pursuant to the terms of the subcontract, ITT is obligated to deposit all proceeds it receives under such government contracts into a bank account controlled by Exelis. We will work diligently with the U.S. Government to finalize the novation of these contracts and do not expect any disruptions in our business as a result of this process.

Parent Company Equity

Net transfers (to)/from the parent are included within parent company investment on the Consolidated and Combined Statements of Shareholders’ and Parent Company Equity prior to October 31, 2011 and the years ended December 31, 2010 and 2009. The components of the net transfers (to)/from parent are as follows:

	October 31, 2011	December 31, 2010	December 31, 2009
Intercompany sales and purchases, net	$2	$5	$3
Intercompany dividends(1)	(887)	(13)	(18)
Cash pooling and general financing activities	(149)	(841)	(991)
Cash transfers for acquisitions, divestitures and investments	—	(213)	1
Corporate allocations including income taxes	188	315	367
Accumulated other comprehensive loss transferred in connection with Spin-off(2)	1,587	—	—
Net liabilities transferred in connection with Spin-off	(1,169)	—	—
Total Net Transfers to parent	$(428)	$(747)	$(638)

(1)	Primarily represents the dividend paid to ITT in connection with the Spin-off.
(2)	Transfer of postretirement benefit plans from ITT in connection with Spin-off.

The components of net assets and liabilities transferred from ITT in connection with the Spin-off were as follows:

October 31, 2011
Receivables, net	$1
Plant, property and equipment, net	7
Deferred income taxes	840
Other assets	14
Total assets transferred	$862
Postretirement benefit plans	$2,047
Other liabilities	(16)
Total liabilities transferred	$2,031
Net liabilities transferred in connection with Spin-off	$1,169

Page  |  120

NOTE 19

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

Environmental

In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar environmental agencies, that a number of sites formerly or currently owned and/or operated by Exelis, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.

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

Page  |  121

standards and regulatory requirements. We have estimated and accrued $29 and $22 as of December 31, 2011 and 2010, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.

The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	Year Ended December 31,
	2011	2010
Low-end range	$20	$19
High end range	$53	$42
Number of active environmental investigation and remediation sites	23	22

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

From time to time, customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Exelis and the U.S. Government representatives engage in discussions to enable Exelis to evaluate the merits of these claims as well

Page  |  122

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

Indemnifications

As part of the Spin-off, Exelis, ITT and Xylem Inc. indemnify one another with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related Spin-off agreements. ITT’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Exelis or Xylem Inc. buildings or facilities. The indemnifications are absolute and indefinite. The indemnification associated with pending and future asbestos claims does not expire. Exelis expects ITT and Xylem Inc. to fully perform under the terms of the Distribution Agreement and therefore we have not recorded a liability for matters for which we are indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide.

Letters of Credit

In the ordinary course of business, we use standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2011, there was an aggregate of approximately $101 surety bonds, guarantees and stand-by letters of credit outstanding.

Rabbi Trust

On November 2, 2011, the Company established a grantor trust (“Rabbi Trust”) for the purpose of assisting the Company with the payment of certain nonqualified deferred compensation obligations

Page  |  123

in the event of a change in control of the Company. The Company is obligated to contribute an amount equal to 110 percent of the Company’s obligations under eight nonqualified deferred compensation plans at the time of an “Acceleration Event,” as defined in such plans and the Rabbi Trust.

NOTE 20

Segment Information

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. We operate in two segments: C4ISR Electronics and Systems and Information and Technical Services. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain plant, property, and equipment, and certain other assets.

C4ISR Electronics and Systems

This segment provides communications, sensing and surveillance, space and advanced engineering equipment and systems for government and commercial customers around the world.

Information and Technical Services

This segment provides a broad range of systems integration, operations, sustainment, advanced engineering, logistics, space launch and range-support solutions for a wide variety of U.S. military and government agency customers.

	2011			2010			2009
	PRODUCT REVENUE	SERVICE REVENUE	TOTAL REVENUE	PRODUCT REVENUE	SERVICE REVENUE	TOTAL REVENUE	PRODUCT REVENUE	SERVICE REVENUE	TOTAL REVENUE
C4ISR Electronic and Systems	$2,817	$—	$2,817	$3,608	$—	$3,608	$3,795	$—	$3,795
Information and Technical Services	—	3,022	3,022	—	2,303	2,303	—	2,291	2,291
Eliminations	—	—	—	(12)	(8)	(20)	(16)	(9)	(25)
Total	$2,817	$3,022	$5,839	$3,596	$2,295	$5,891	$3,779	$2,282	$6,061

	OPERATING INCOME			OPERATING MARGIN
	2011	2010	2009	2011	2010	2009
C4ISR Electronic and Systems	$385	$563	$563	13.7%	15.6%	14.8%
Information and Technical Services	150	126	139	5.0%	5.5%	6.1%
Total	$535	$689	$702	9.2%	11.7%	11.6%

Page  |  124

	TOTAL ASSETS		PLANT, PROPERTY & EQUIPMENT
	2011	2010	2011	2010
C4ISR Electronic and Systems	$3,168	$3,187	$326	$322
Information and Technical Services	1,186	983	157	134
Corporate and Other	745	125	11	2
Total	$5,099	$4,295	$494	$458

	CAPITAL EXPENDITURES			DEPRECIATION & AMORTIZATION
	2011	2010	2009	2011	2010	2009
C4ISR Electronic and Systems	$51	$56	$71	$112	$123	$144
Information and Technical Services	43	52	50	19	15	12
Corporate and Other	1	—	1	2	1	1
Total	$95	$108	$122	$133	$139	$157

NOTE 21

Selected Quarterly Financial Data (Unaudited)

The following table comprises selected financial data for the years ended December 31, 2011 and 2010.

	2011 QUARTERS				2010 QUARTERS
	FIRST	SECOND	THIRD	FOURTH	FIRST	SECOND	THIRD	FOURTH
Total revenue	$1,344	$1,485	$1,530	$1,480	$1,390	$1,504	$1,362	$1,635
Selling, general and administrative expenses	140	139	150	137	138	126	125	136
Income from continuing operations	82	79	101	64	82	117	108	141
Income from discontinued operations, net of tax(1)	—	—	—	—	3	3	144	(11)
Net income	82	79	101	64	85	120	252	130
Basic earnings per share
Continuing operations	$0.44	$0.42	$0.54	$0.34	$0.44	$0.63	$0.58	$0.76
Discontinued operations	$—	$—	$—	$—	$0.02	$0.02	$0.77	$(0.06)
Net income	$0.44	$0.42	$0.54	$0.34	$0.46	$0.64	$1.35	$0.70
Diluted earnings per share
Continuing operations	$0.44	$0.42	$0.54	$0.34	$0.44	$0.63	$0.58	$0.75
Discontinued operations	$—	$—	$—	$—	$0.02	$0.02	$0.77	$(0.06)
Net income	$0.44	$0.42	$0.54	$0.34	$0.45	$0.64	$1.35	$0.69
Weighted average number of shares outstanding(2)
Basic	186.2	186.2	186.2	186.2	186.2	186.2	186.2	186.2
Diluted	187.1	187.1	187.1	186.7	187.1	187.1	187.1	187.1

(1)	Relates to the sale of CAS, a component of our Information and Technical Services Segment engaged in systems engineering and technical assistance (SETA) for the U.S. Government.

Page  |  125

(2)	For the first three quarters in 2011 and for each quarter in 2010, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on October 31, 2011. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding for each of the prior periods presented.

NOTE 22

Subsequent Events

On February 22, 2012, the Board of Directors declared a cash dividend of $0.1033 per share, payable on April 1, 2012 to shareholders of record on March 16, 2012.

Page  |  126

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXELIS INC.
(Registrant)

March 5, 2012	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer (Principal Accounting Officer)

Page  |  127

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David F. Melcher David F. Melcher	Chief Executive Officer and President	March 5, 2012

/s/ Peter J. Milligan Peter J. Milligan	Senior Vice President and Chief Financial Officer	March 5, 2012

/s/ Gregory P. Kudla Greg P. Kudla	Chief Accounting Officer (Principal accounting officer)	March 5, 2012

/s/ Herman E. Bulls Herman E. Bulls	Director	March 5, 2012

/s/ Christina A. Gold Christina A. Gold	Director	March 5, 2012

/s/ Ralph F. Hake Ralph F. Hake	Director	March 5, 2012

/s/ John J. Hamre John J. Hamre	Director	March 5, 2012

/s/ Paul J. Kern Paul J. Kern	Director	March 5, 2012

/s/ Steven R Loranger Steven R Loranger	Director	March 5, 2012

/s/ Patrick Moore Patrick Moore	Director	March 5, 2012

/s/ Mark L. Reuss Mark L. Reuss	Director	March 5, 2012

/s/ Billie I. Williamson Billie I. Williamson	Director	March 5, 2012

/s/ R. David Yost R. David Yost	Director	March 5, 2012

Page  |  128

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.2 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.4)	Registration Rights Agreement, dated as of September 20, 2011, between Exelis Inc., ITT Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 4.7 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(10.1)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.2)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.3)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.4)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.5)	ITT Transitional Trademark License Agreement —Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.6)	Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011, among Exelis Inc., the Lenders Named Therein, J.P. Morgan Chase Bank, N.A., as Administrative Agent and Citibank, N.A., as Syndication Agent.	Incorporated by reference to Exhibit 10.6 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.7)	Exelis Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

Page  |  129

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.8)	Exelis Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.8 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.9)	Exelis Inc. 1997 Annual Incentive Plan	Incorporated by reference to Exhibit 10.9 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.10)	Exelis Inc. Annual Incentive Plan for Executive Officers	Incorporated by reference to Exhibit 10.10 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.11)	Exelis Salaried Investment and Savings Plan	Incorporated by reference to Exhibit 4.4 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.12)	Exelis Inc. Excess Savings Plan	Incorporated by reference to Exhibit 10.12 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.13)	Exelis Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.14)	Exelis Inc. Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.14 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.15)	Exelis Inc. Enhanced Severance Pay Plan	Incorporated by reference to Exhibit 10.15 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.16)	Exelis Inc. Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.16 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.17)	Exelis Inc. Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.17 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.18)	ITT Excess Pension Plan IA (formerly known as ITT Industries Excess Pension Plan IA.). Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.14 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.19)	ITT Excess Pension Plan IB (formerly known as ITT Industries Excess Pension Plan IB). Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.15 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.20)	ITT Excess Pension Plan IIA (formerly known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II, as amended and restated as of July 13, 2004). Originally effective as of January 1, 1988. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

Page  |  130

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.21)	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.55 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.22)	Special Retention and Employment Compensation Memorandum between Christopher C. Bernhardt and ITT Corporation, dated February 13, 2009	Incorporated by reference to Exhibit 10.7 of Exelis Inc.’s Registration Statement on Form 10 filed on September 26, 2011 (CIK No. 1524471, File No. 1-35228).

(10.23)	Special Retention and Employment Compensation Memorandum between Christopher C. Bernhardt and ITT Corporation, dated August 11, 2010	Incorporated by reference to Exhibit 10.8 of Exelis Inc.’s Registration Statement on Form 10 filed on September 26, 2011 (CIK No. 1524471, File No. 1-35228).

(10.24)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders’ Grant	Incorporated by reference to Exhibit 10.24 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.25)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant	Incorporated by reference to Exhibit 10.25 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.26)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2010 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.26 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.27)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2011 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.27 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.28)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — Founders’ Grant (Stock Settled)	Incorporated by reference to Exhibit 10.28 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.29)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Stock Settled)	Incorporated by reference to Exhibit 10.29 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.30)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Cash Settled)	Incorporated by reference to Exhibit 10.30 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.31)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Restricted Stock Unit Award Agreement — Non-Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.31 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.32)	Form of Exelis Inc. 2011 Omnibus Incentive Plan General Restricted Stock Unit Award Agreement — Non Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.32 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.33)	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.33 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.34)	Employment Agreement between David F. Melcher and Exelis Inc., dated October 4, 2011	Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-k Current Report filed on October 20, 2011 (CIK No. 1524471, File No. 1-35228).

Page  |  131

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(11)	Statement re computation of per share earnings	Information required to be presented in Exhibit 11 is provided in Note 7 to the Consolidated and Combined Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement re computation of ratios	Filed herewith.

(21)	Subsidiaries of the Registrant	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)	The following materials from Exelis Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated and Combined Statements of Operations, (ii) Consolidated and Combined Statements of Comprehensive Income, (iii) Consolidated and Combined Balance Sheets, (iv) Consolidated and Combined Statements of Cash Flows, (v) Consolidated and Combined Statements of Shareholders’ and Parent Company Equity and (vi) Notes to Consolidated and Combined Financial Statements	Submitted electronically with this report.

Page  |  132