Form 10-Q
period 2012-03-31
Exelis Inc.
filed 2012-05-04
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 2, 2012 there were 186,594,933 shares of common stock ($0.01 par value per share) issued and outstanding.

Page  |  2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXELIS INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2012	2011
Product revenue	$653	$683
Service revenue	768	661
Total revenue	1,421	1,344
Cost of product and service revenue
Costs of product revenue	461	484
Costs of service revenue	674	581
Selling, general and administrative expenses	133	140
Research and development expenses	14	21
Restructuring charges, net	1	4
Operating income	138	114
Interest expense, net	9	—
Other expense (income), net	8	(10)
Income from continuing operations before income tax expense	121	124
Income tax expense	51	42
Net income	$70	$82
Earnings Per Share
Basic
Net income	$0.38	$0.44
Diluted
Net income	$0.37	$0.44
Weighted average common shares – basic	186.6	186.2
Weighted average common shares – diluted	187.5	187.1
Cash dividends declared per common share	$0.10	$—

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  3

EXELIS INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended March 31,
	2012	2011
Net income	$70	$82
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	5	1
Defined Benefit Plans
Amortization of actuarial loss included in net periodic benefit cost	13	1
Investment securities
Reclassification adjustments for gain realized in net income	—	(6)
Other comprehensive income (loss), net of tax	18	(4)
Total comprehensive income	$88	$78

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  4

EXELIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN MILLIONS)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$208	$116
Receivables, net	1,286	1,061
Inventories, net	336	337
Deferred tax asset	71	106
Other current assets	57	49
Total current assets	1,958	1,669
Plant, property and equipment, net	497	494
Goodwill	2,154	2,154
Other intangible assets, net	202	211
Deferred tax asset	473	507
Other non-current assets	65	64
Total non-current assets	3,391	3,430
Total assets	$5,349	$5,099
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$410	$—
Accounts payable	462	447
Advance payments and billings in excess of costs	388	378
Compensation and other employee benefits	162	250
Other accrued liabilities	224	199
Total current liabilities	1,646	1,274
Postretirement benefit plans	1,938	2,149
Long-term debt	649	649
Deferred tax liability	1	1
Other non-current liabilities	135	133
Total non-current liabilities	2,723	2,932
Total liabilities	4,369	4,206
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,542	2,523
Retained earnings	73	23
Accumulated other comprehensive loss	(1,637)	(1,655)
Total shareholders’ equity	980	893
Total liabilities and shareholders’ equity	$5,349	$5,099

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  5

EXELIS INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN MILLIONS)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$70	$82
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	30	34
Stock-based compensation	5	2
Restructuring charges, net	1	4
Payments for restructuring	(8)	(9)
Postretirement benefit plans expense	12	2
Postretirement benefit plans payments	(197)	(5)
Change in assets and liabilities
Change in receivables	(225)	(49)
Change in inventories	1	(62)
Change in other assets	(11)	(19)
Change in accounts payable	15	22
Change in advance payments and billings in excess of costs	10	44
Change in deferred taxes	69	50
Change in other liabilities	(66)	(69)
Other, net	(4)	(2)
Net cash (used in) provided by operating activities	(298)	25
Investing activities
Capital expenditures	(24)	(13)
Proceeds from the sale of assets	1	2
Acquisitions, net of cash acquired	—	(1)
Other, net	2	—
Net cash used in investing activities	(21)	(12)
Financing activities
Short-term borrowing under credit facility, net	145	—
Proceeds from commercial paper, net	265	—
Dividend paid	(19)	—
Proceeds from the exercise of stock options	13	—
Transfers to parent, net	—	(20)
Other, net	2	—
Net cash provided by (used in) financing activities	406	(20)
Exchange rate effects on cash and cash equivalents	5	—
Net change in cash and cash equivalents	92	(7)
Cash and cash equivalents – beginning of year	116	18
Cash and cash equivalents – end of period	$208	$11

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  6

EXELIS INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

BACKGROUND, BASIS OF PRESENTATION AND USE OF ESTIMATES

Background

Exelis Inc. (“Exelis” or the “Company”) is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of integrated electronic warfare, sensing and surveillance, air traffic management, information and cyber-security, and networked communications. Exelis also has growing positions in composite aerostructures, logistics and technical services. The Company’s customers include the United States (U.S.) Department of Defense (DoD), including the U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and non-defense programs in the United States. Exelis conducts most of its business with the U.S. Government, principally the DoD.

On October 31, 2011, ITT Corporation (“ITT”) completed the spin-off (the “Spin-off”) of Exelis and Exelis began operating as a stand-alone publicly traded corporation. Prior to the Spin-off, Exelis operated as the Defense and Information Solutions Segment of ITT.

Unless the context otherwise requires, references in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. References in these notes to “ITT” or “parent” refer to ITT Corporation, an Indiana corporation, and its consolidated subsidiaries (other than Exelis), unless the context otherwise requires.

Basis of Presentation

The unaudited Condensed Consolidated and Combined Financial Statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules. These financial statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. We believe that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading.

All significant intercompany transactions between our businesses have been eliminated. Prior to October 31, 2011, all significant intercompany transactions between us and ITT have been included in these financial statements and are considered to be effectively settled for cash in these financial

Page  |  7

statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the unaudited Condensed Consolidated and Combined Statements of Cash Flows as “Transfers to parent, net.”

These financial statements reflect the consolidated operations of Exelis as a separate stand-alone entity beginning on October 31, 2011. Periods presented prior to the Spin-off have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of ITT and may not be indicative of the future performance of Exelis and do not necessarily reflect what the results of operations, financial position, and cash flows would have been had Exelis operated as a stand-alone company.

ITT used a centralized approach to cash management and financing of its operations, excluding debt where we were the legal obligor. Prior to October 31, 2011, the majority of our cash was transferred to ITT daily and ITT funded our operating and investing activities as needed. Cash transfers to and from ITT’s cash management accounts are reflected in the unaudited Condensed Consolidated and Combined Statements of Cash Flows as “Transfers to parent, net.”

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

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

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2012 and 2011 net favorable cumulative catch-up adjustments increased operating income by approximately $27 and $49, respectively, and diluted earnings per share by approximately $0.08 and $0.17, respectively.

Page  |  8

NOTE 2

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

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

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. We adopted the new guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

NOTE 3

EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended March 31,
	2012	2011
Weighted average common shares outstanding	185.2	184.6
Add: Weighted average restricted stock awards outstanding(a)	1.4	1.6
Basic weighted average common shares outstanding	186.6	186.2
Add: Dilutive impact of stock options	0.6	0.8
Add: Dilutive impact of restricted stock units	0.3	0.1
Diluted weighted average common shares outstanding	187.5	187.1

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

For the three months ended March 31, 2011, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on October 31, 2011, the date on which Exelis’ common stock was distributed to shareholders of ITT. In addition, for our dilutive weighted average share calculation, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding for the three months ended March 31, 2011.

We excluded from our diluted share calculation for the three months ended March 31, 2012, 7.9 and 0.3 shares related to stock options and restricted stock units, respectively, as their effect would have been antidilutive.

Page  |  9

NOTE 4

SHAREHOLDERS’ EQUITY

Capital Stock

As of March 31, 2012 and December 31, 2011, our authorized capital was comprised of 750 shares of common stock and 50 shares of preferred stock. As of March 31, 2012 and December 31, 2011, there were 186.5 and 186.2 shares of common stock ($0.01 par value in whole dollars), respectively, issued and outstanding. No preferred stock was issued and outstanding at March 31, 2012 and December 31, 2011.

Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss:

	March 31, 2012	December 31, 2011
Net foreign currency translation adjustments	$12	$7
Unamortized defined benefit plan costs, net of tax of $1,108 and $1,116, respectively	(1,649)	(1,662)
Total accumulated other comprehensive loss	$(1,637)	$(1,655)

Unamortized defined benefit plan costs consist primarily of actuarial loss, net of tax, totaling $1,642 and $1,656 as of March 31, 2012, and December 31, 2011, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.

The changes in unamortized defined benefit plan loss included in other comprehensive income in the unaudited Condensed Consolidated and Combined Statements of Comprehensive Income were reduced by tax of $8 and less than $1 for the three months ended March 31, 2012 and 2011, respectively.

Dividends

On February 22, 2012, the Board of Directors declared a cash dividend of $0.1033 per share, payable on April 1, 2012 to shareholders of record on March 16, 2012. We transferred $19 to the transfer agent prior to March 31, 2012 to fund this dividend payment.

NOTE 5

INCOME TAXES

Effective Tax Rate

Prior to October 31, 2011, amounts presented in these financial statements related to income taxes have been determined on a separate return basis; however, our operating results have been included in ITT’s consolidated U.S. federal and state income tax returns. With the exception of certain dedicated foreign entities, we were deemed to settle the current tax balances at Spin-off and prior to the Spin-off annually at year-end with the legal tax-paying entities in the respective jurisdictions. The quarterly taxes payable balance is recorded in other accrued liabilities on the unaudited Condensed Consolidated and Combined Balance Sheet.

Page  |  10

Our quarterly income tax expense is measured using an estimated annual effective tax rate, adjusted for discrete items within the period. The comparison of effective tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.

For the three months ended March 31, 2012, the Company recorded an income tax provision of $51 or 42.1% of income from continuing operations before income tax expense compared to $42 or 33.9% during the same prior year period. The effective tax rate varies from the federal statutory rate of 35% due to the unfavorable impact of state taxes offset by favorable impacts from the U.S. manufacturing deduction. The effective tax rate for the three months ended March 31, 2012 also included the unfavorable impact of nondeductible separation costs and discrete items related to the Spin-off. The 2011 effective tax rate benefited from the federal research and development tax credit, which expired at the end of 2011.

Uncertain Tax Positions

Under the Tax Matters Agreement entered into between Exelis and ITT in connection with the Spin-off, ITT agreed to assume liability up to a certain amount for U.S. federal, state or local income taxes that are determined on a consolidated, combined, unitary or similar basis for each taxable period in which Exelis was included in such consolidated, combined, unitary or similar group with ITT. We remain responsible for certain foreign income taxes and any income taxes (primarily state taxes) that are not determined on a consolidated, combined, unitary or similar basis for each taxable period in which Exelis was included in such consolidated, combined, unitary or similar group with ITT. With respect to future federal, state, and foreign income tax audits of pre Spin-off tax returns (other than separate returns of Exelis or Xylem Inc.), Exelis, ITT, and Xylem Inc. have generally agreed to share in any unfavorable tax audit liabilities over a specified threshold. ITT is responsible for liabilities below the threshold.

As of March 31, 2012 and December 31, 2011, we had no unrecognized tax benefits. We do not believe that unrecognized tax benefits will significantly increase within twelve months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our unaudited Condensed Consolidated and Combined Statement of Operations. We did not have any interest accrued for tax matters as of March 31, 2012 and December 31, 2011.

NOTE 6

RECEIVABLES, NET

Receivables, net were comprised of the following:

	March 31, 2012	December 31, 2011
Billed receivables	$600	$463
Unbilled contract receivables	594	559
Other	96	42
Receivables, gross	1,290	1,064
Allowance for doubtful accounts	(4)	(3)
Receivables, net	$1,286	$1,061

Page  |  11

Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the March 31, 2012 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.

Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the Government, were $505 and $368 at March 31, 2012 and December 31, 2011, respectively. Because the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.

Other primarily includes amounts receivable from ITT and Xylem Inc. under various separation agreements related to the Spin-off.

NOTE 7

INVENTORIES, NET

Inventories, net were comprised of the following:

	March 31, 2012	December 31, 2011
Production costs of contracts in process	$294	$303
Less progress payments	(10)	(19)
Production costs of contracts in process, net	284	284
Product inventory	52	53
Inventories, net	$336	$337

Deferred production costs incurred on in-process and delivered units in excess of the aggregate estimated average cost of those units were $1 and $29 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 8

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

As of March 31, 2012, goodwill was $2,154, which was unchanged from December 31, 2011. As of March 31, 2012 and December 31, 2011, goodwill for our C4ISR Electronics and Systems segment and our Information and Technical Services segment was $1,776 and $378, respectively.

Other Intangible Assets, Net

Information regarding our other intangible assets was as follows:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$515	$(320)	$195	$515	$(311)	$204
Proprietary technology	22	(15)	7	22	(15)	7
Patents and other	4	(4)	—	4	(4)	—
Other intangible assets, net	$541	$(339)	$202	$541	$(330)	$211

Page  |  12

We amortize other intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense related to other intangible assets for the three months ended March 31, 2012 and 2011 was $9 and $12, respectively.

Estimated amortization expense for the remaining nine months of 2012 and each of the five succeeding years and thereafter is as follows:

Remaining 2012	$28
2013	24
2014	21
2015	18
2016	16
2017 and thereafter	95
Total	$202

NOTE 9

DEBT

Debt consisted of the following:

	March 31, 2012	December 31, 2011
Commercial paper	$265	$—
Credit facility	145	—
Total short-term debt	410	—
Long-term debt	650	650
Unamortized debt discounts	(1)	(1)
Total Long-term debt	649	649
Total debt	$1,059	$649

The following table provides a summary of interest rates, carrying amounts and estimated fair values of outstanding long-term debt:

		March 31, 2012		December 31, 2011
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (due 2016)	4.25	250	254	250	252
Senior notes (due 2021)	5.55	400	412	400	405
Total long-term debt		$650	$666	$650	$657

The fair value of our notes was determined using prices in secondary markets for identical securities (Level 2 inputs) obtained from external pricing sources. The carrying value of our commercial paper and borrowings under the Credit Facility approximates fair value because of the short-term duration of the borrowings.

Page  |  13

Commercial Paper

The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of March 31, 2012, the Company’s outstanding commercial paper had a weighted average interest rate of approximately 0.89% with a weighted average term of 29 days.

Credit Facility

The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of (i) revolving extensions of credit (the “revolving loans”) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive advances”), and (iii) letters of credit in a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. We are also permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $800. Voluntary prepayments are permitted in minimum amounts of $50.

At our election, the interest rate per annum applicable to the competitive advances is based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, interest rate per annum applicable to the revolving loans is based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest (the “alternate base rate”) determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.

As of March 31, 2012, borrowings under the Credit Facility consisted of revolving loans with an interest rate of 3.35% based on the alternative base rate option, and there were no letters of credit outstanding under the Credit Facility. As of December 31, 2011, there were no borrowings or letters of credit outstanding under the under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants that, among other things, limits or restricts our ability to: incur additional debt or issue guarantees of indebtedness; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the ratio of combined total indebtedness to combined EBITDA (leverage ratio) cannot exceed 3.50 to 1.00 at any time.

Page  |  14

The Credit Facility agreement contains customary events of default, including nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; violation of a covenant; cross-default to material indebtedness; bankruptcy events; material judgments; certain ERISA events and change in control.

Senior Notes

In connection with the Spin-off, on September 20, 2011, the Company and ITT entered into an indenture with Union Bank, N.A., as trustee (the “Indenture”), related to the issuance by the Company of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 (the “2016 Notes”) and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (the “2021 Notes” and together with the 2016 Notes, the “Notes”) in a private placement arrangement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The public offering prices of the 2016 Notes and the 2021 Notes were 99.824% and 99.762%, respectively, of their principal amounts. Interest on the 2016 Notes and the 2021 Notes accrues from September 20, 2011 and is payable on April 1 and October 1 of each year, commencing on April 1, 2012. As of March 31, 2012 and December 31, 2011, accrued interest payable on the Notes, included in other accrued liabilities, was $18 and $9, respectively.

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

Page  |  15

NOTE 10

POSTRETIREMENT BENEFIT PLANS

The following table provides the components of net periodic benefit cost for our defined benefit plans, including pension plans and other employee-related benefit plans:

	Three Months Ended March 31,
	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$19	$1	$20	$2	$—	$2
Interest cost	66	6	72	5	1	6
Expected return on plan assets	(96)	(5)	(101)	(7)	—	(7)
Amortization of net actuarial loss	18	3	21	1	—	1
Amortization of prior service cost (credit)	1	(1)	—	—	—	—
Net periodic benefit cost	$8	$4	$12	$1	$1	$2

We contributed approximately $197 and $5 to our defined benefit pension plans during the three months ended March 31, 2012 and 2011, respectively. We currently anticipate making additional contributions of approximately $180 during the remainder of 2012.

NOTE 11

LONG-TERM INCENTIVE COMPENSATION

The Company maintains an equity incentive plan to govern awards granted to Exelis employees and directors under the prior ITT plans and to provide for awards, including non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards that are granted to certain of our employees and directors.

Long-term incentive compensation costs are primarily recorded within selling, general and administrative (SG&A) expenses, and are reduced by an estimated forfeiture rate. The following table provides the impact of these costs in our unaudited Condensed Consolidated and Combined Statements of Operations:

	Three Months Ended March 31,
	2012	2011
Compensation cost on equity-based awards	$5	$2
Compensation cost on liability-based awards	—	1
Total compensation costs, pre-tax	$5	$3
Future tax benefit	$2	$1

At March 31, 2012, total unrecognized compensation costs related to non-vested NQOs, RSUs, TSR awards and restricted stock awards (RS) were $16, $29, $4 and $3, respectively, which are expected to be recognized ratably over a weighted-average period of 2.5 years, 2.7 years, 3.0 years and 1.0 years, respectively.

Page  |  16

The following table provides a summary of the activities for NQOs and restricted stock, including RSUs and RS, for the three months ended March 31, 2012:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price(a)	Shares	Weighted Average Grant Date Fair value(a)
Outstanding at January 1, 2012	10.59	$10.65	3.51	$10.93
Granted	3.00	11.19	1.14	11.18
Exercised	(1.39)	9.66	—	—
Vested	—	—	(0.76)	7.64
Canceled or expired	(0.05)	11.84	(0.03)	11.92
Outstanding at March 31, 2012	12.15	$10.89	3.86	$11.65

(a)	In whole dollars.

During the three months ended March 31, 2012, we granted long-term incentive awards to employees consisting of 3.0 NQOs and 1.1 RSUs with respective grant date fair values (in whole dollars) of $1.96 and $11.18. The NQOs vest annually in three equal installments and have a ten-year expiration period. RSUs vest on the completion of a three-year service period. We also granted TSR awards with an aggregate target value of $4 that are cash settled at the end of a three-year performance period.

The fair values of NQOs are estimated on the date of grant using the Black-Scholes model. The fair values of RSUs are determined based on the closing price of Exelis common stock on the date of grant. The fair values of TSR awards are measured quarterly based on the Company’s performance relative to the performance of a concentrated group of our peer companies and the S&P 1500 Aerospace and Defense index. Depending on the Company’s performance during the three-year performance period, payment can range from 0% to 200% of the target value.

The following table details the weighted average assumptions utilized in determining the fair value of the NQOs granted during the three months ended March 31, 2012.

Dividend yield	3.69%
Expected volatility	27.1%
Expected life (in years)	7.0
Risk-free rates	1.41%
Grant date fair value (in whole dollars)	$1.96

NOTE 12

RELATED PARTY TRANSACTIONS

The unaudited Condensed Consolidated and Combined Financial Statements have been prepared on a stand-alone basis. However, prior to October 31, 2011, they were derived from the consolidated financial statements and accounting records of ITT.

Related Party Sales and Cost of Revenue

Historically, we sold certain inventory to other ITT businesses, which were included in total revenue and cost of product and service revenue in our unaudited Condensed Consolidated and Combined

Page  |  17

Statements of Operations. For the three months ended March 31, 2011, these amounts were not significant. The aggregate inventory on hand from other ITT businesses as of December 31, 2011 was not significant.

Allocation of General Corporate Expenses

Prior to October 31, 2011, these unaudited Condensed Consolidated and Combined Financial Statements included expense allocations for certain functions provided by ITT as well as other ITT employees not solely dedicated to Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. During the three months ended March 31, 2011, we were allocated $28 of general corporate expenses incurred by ITT, which is included within SG&A expenses in our unaudited Condensed Consolidated and Combined Statements of Operations.

Separation Agreements

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

For the three months ended March 31, 2012, charges incurred as a result of the services provided to Exelis by ITT and Xylem Inc. under the transaction service agreements, net of costs passed through to third parties, were $0.6 and charges related to the these agreements for services provided by Exelis to ITT and Xylem Inc., net costs passed through to third parties, were $0.2. At March 31, 2012 and December 31, 2011, total payables due from Exelis to ITT and Xylem Inc. were $11 and $10, respectively, and total receivables due to Exelis from ITT and Xylem Inc. were $94 and $42, respectively.

NOTE 13

COMMITMENTS AND CONTINGENCIES

General

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, personal injury claims, employment and pension matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures.

Page  |  18

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

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $29 as of March 31, 2012 and December 31, 2011 for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.

The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	March 31, 2012	December 31, 2011
Low-end range	$20	$20
High-end range	$52	$53
Number of active environmental investigations and remediation sites	22	23

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

Page  |  19

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

From time to time, customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Exelis and the U.S. Government representatives engage in discussions to enable Exelis to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available.

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

Letters of Credit

In the ordinary course of business, we use standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At March 31, 2012, there was an aggregate of approximately $98 surety bonds, guarantees and stand-by letters of credit outstanding.

Rabbi Trust

The Company maintains a grantor trust (“Rabbi Trust”) for the purpose of assisting the Company with the payment of certain nonqualified deferred compensation obligations in the event of a change in control of the Company. The Company is obligated to contribute an amount equal to 110 percent of the Company’s obligations under eight nonqualified deferred compensation plans at the time of an “Acceleration Event,” as defined in such plans and the Rabbi Trust.

Page  |  20

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

Information and Technical Services

This segment provides a broad range of systems integration, operations, sustainment, advanced engineering, logistics, space launch and range-support solutions for a wide variety of U.S. military and government agency customers

	Three Months Ended March 31,
	2012			2011
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$653	$—	$653	$685	$—	$685
Information and Technical Services	—	768	768	—	663	663
Eliminations	—	—	—	(2)	(2)	(4)
Total	$653	$768	$1,421	$683	$661	$1,344

	Three Months Ended March 31,
	2012	2011
Operating Income
C4ISR Electronics and Systems	$91	$79
Information and Technical Services	47	35
Total Operating Income	$138	$114

	Three Months Ended March 31,
	2012	2011
Operating Margin
C4ISR Electronics and Systems	13.9%	11.5%
Information and Technical Services	6.1%	5.3%
Total Operating Margin	9.7%	8.5%

	March 31,	December 31,
	2012	2011
Assets
C4ISR Electronics and Systems	$3,199	$3,168
Information and Technical Services	1,326	1,186
Corporate and Other	824	745
Total Assets	$5,349	$5,099

Page  |  21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts, unless otherwise stated)

You should read the following discussion of our results of operations and financial condition together with the unaudited Condensed Consolidated and Combined Financial Statements and notes thereto included in this quarterly report on Form 10-Q, as well as the audited Consolidated and Combined Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward looking statements.

OVERVIEW

Exelis is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of integrated electronic warfare, sensing and surveillance, air traffic management, information and cyber-security, and networked communications. Exelis also has growing positions in composite aerostructures, logistics and technical services. The Company’s customers include the United States (U.S.) Department of Defense (DoD), including the U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and non-defense programs in the United States. Exelis conducts most of its business with the U.S. Government, principally the DoD.

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

On October 31, 2011, ITT Corporation (“ITT”) completed the spin-off (the “Spin-off”) of Exelis and Exelis began operating as a stand-alone publicly traded corporation. Prior to the Spin-off, Exelis operated as the Defense and Information Solutions Segment of ITT.

Prior to the Spin-off, the financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, result of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented prior to October 31, 2011. We are incurring additional costs as an independent, publicly traded company, including additional costs related to corporate finance, governance and public reporting. We believe cash flows from operations will be sufficient to fund these additional costs going forward.

Page  |  22

Unless the context otherwise requires, references in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. References in these notes to “ITT” or “parent” refer to ITT Corporation, an Indiana corporation, and its consolidated subsidiaries (other than Exelis), unless the context otherwise requires.

Economic Opportunities, Challenges, and Risks

Notwithstanding recent improvements in the U.S. economic outlook, the United States continues to face significant economic and fiscal challenges, including slow GDP growth, high unemployment, and persistent U.S. federal government budget deficits. Concerns over fiscal deficits and the national debt continue to drive the political debate and no national consensus exists on the appropriate level of defense and other federal spending, making longer-term funding targets and priorities unclear. This uncertainty is not likely to abate prior to the U.S. Presidential election in November 2012. In the short term, Congress, in the 2012 Consolidated Appropriations Act, approved DoD spending for 2012 at $646 billion, a reduction of approximately $22 billion from the President’s original request in February 2011. Consequently, continuing resolutions (CR) for fiscal year 2012 will not be needed to fund the Department of Defense, unlike in fiscal year 2011 when several CRs were passed. The August 2011 U.S. Budget Control Act (BCA) includes several complex mechanisms to reduce the national debt and control deficit spending, among other items. The President’s 2013 budget request complies with the first phase of the BCA by projecting $487 billion in cuts over ten years, compared to the Congressional Budget Office’s 2012 DoD base spending projection.

We believe that spending on recapitalization, modernization and maintenance of defense and security assets will continue despite possible reductions to some defense programs in which we participate or for which we expect to compete. We expect ongoing DoD emphasis to be placed on our areas of strength, such as electronic warfare, intelligence, surveillance and reconnaissance (ISR), precision navigation instruments, cyber, and information processing, exploitation and dissemination. However, uncertainty related to potential changes in appropriations and priorities could materially impact our business.

The information provided above does not represent a complete list of known trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Part 1, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and our disclosure under the caption “Forward-Looking and Cautionary Statements” at the end of this section.

Executive Summary

Exelis reported revenue of $1.4 billion for the quarter ended March 31, 2012, an increase of approximately 6% compared to the corresponding period in 2011. The increase in revenue was driven by revenue growth of approximately 16% within our Information and Technical Services segment primarily due to continued growth on our Middle East Programs and our non-DOD programs with customers such as NASA. The increase in revenue was partially offset by lower demand for surge-related products in our C4ISR Electronics and Systems segment, including our CREW 2.1 (Counter RCIED Electronic Warfare) and special purpose jammer products, our night vision products and our Single Channel Ground and Airborne Radio Systems (SINCGARS).

Page  |  23

Operating income for the three months ended March 31, 2012 was $138, reflecting an increase of $24 or 21% compared to the corresponding prior year period primarily due to higher revenue and lower selling, general and administrative (SG&A) and research and development (R&D) expenses. Overall, operating margin increased quarter-over-quarter to 9.7% from 8.5% primarily due to lower SG&A and R&D expenses.

Further details related to the quarter are contained in the Discussion of Financial Results section.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, orders growth, and backlog, among others metrics on a regular basis. In addition, we consider certain additional measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for revenue, operating income, income from continuing operations, or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measure, which may not be comparable to similarly titled measures reported by other companies, to be a key performance indicator:

•

“Adjusted net income” defined as net income, adjusted to exclude items that include, but are not limited to significant charges or credits that impact current results, but not related to our ongoing operations, unusual and infrequent non-operating items and non-operating tax settlements or adjustments. A reconciliation of adjusted net income is provided below.

	Three Months Ended March 31,
	2012	2011
Net income	$70	$82
Separation costs, net of tax	14	2
Separation related tax items	4	—
Adjusted net income	$88	$84

Page  |  24

DISCUSSION OF FINANCIAL RESULTS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2012	2011	Change
Product and service revenue	$1,421	$1,344	5.7%
Cost of product and service revenue	1,135	1,065	6.6%
Other operating expense	148	165	(10.3)%
Operating income	138	114	21.1%
Operating margin	9.7%	8.5%
Interest expense	9	—
Other expense (income), net	8	(10)	180.0%
Income tax expense	51	42	21.4%
Effective tax rate	42.1%	33.9%
Net income	$70	$82	(14.6)%

Revenue

Revenue for the three months ended March 31, 2012 increased $77 or 5.7% as compared to same prior year period. For the three months ended March 31, 2012, revenue increases in our Information and Technical Services segment were partially offset by revenue declines in our C4ISR Electronics and Systems segment. The following table illustrates revenue for our segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change
C4ISR Electronics & Systems	$653	$685	(4.7)%
Information & Technical Services	768	663	15.8%
Eliminations	—	(4)
Total Revenue	$1,421	$1,344	5.7%

Revenue from our C4ISR Electronics and Systems segment decreased $32 for the three months ended March 31, 2012 as compared with the same period in 2011. The decrease was primarily due to volume declines in SINCGARS products of approximately $23, CREW 2.1 and special purpose jammers products of approximately $14 and night vision products of approximately $12. The decrease in revenue was partially offset by higher revenue from the sales of our Band C Upgrade Kits for legacy CREW products of approximately $11.

Revenue from our Information and Technical Services segment increased $105 for the three months ended March 31, 2012 as compared with the same period in 2011. The increase in revenue was primarily due to efforts to support the U.S Armed Services on our Middle East Programs, namely the K-BOSSS (Kuwait Based Operations and Security Support Services) and the Kuwait based Army Preposition Stock-5 (APS-5 Kuwait) contracts. Revenue also increased on the Space Communication and Networks Services (SCNS) contract with NASA that provides most of the communications and

Page  |  25

tracking services for a wide range of Earth-orbiting spacecraft, such as the International Space Station, and on our Total Army Communications for Southwest Asia, Central Asia and Africa program (TACSWACAA). Revenue increased on K-BOSSS by approximately $57, APS-5 Kuwait by approximately $23, SCNS by approximately $29, and TACSWACAA by approximately $15. The increase in revenue was partially offset by lower revenue on our Technology and Systems Engineering Bridge program (TSE Bridge) of approximately $17.

Cost of Revenue and Operating Expenses

Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months March 31,
	2012	2011	Change
Cost of product revenue	$461	$484	(4.8)%
% of product revenue	70.6%	70.9%
Cost of service revenue	674	581	16.0%
% of service revenue	87.8%	87.9%
Selling, general and administrative expenses	133	140	(5.0)%
% of total revenue	9.4%	10.4%
Research and development expenses	14	21	(33.3)%
% of total revenue	1.0%	1.6%
Restructuring charges, net	$1	$4	(75.0)%

The decrease in cost of product revenue of $23 or 4.8% for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to the lower revenue in our C4ISR Electronics and Systems segment. There was no significant change to cost of product revenue as a percentage of product revenue for the three months ended March 31, 2012 as compared to the corresponding period in 2011.

The increase in cost of service revenue of $93 or 16.0% for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to higher revenue in our Information and Technical Services segment. There was no significant change to cost of service revenue as a percentage of service revenue for the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses as a percent of total revenue was 9.4% for the three months ended March 31, 2012, compared to 10.4% in the same period in 2011. SG&A expenses decreased primarily due to the absence of general corporate expense allocations from ITT of approximately $28, partially offset by higher net periodic benefit costs of approximately $10 and higher separation costs from the Spin-off of approximately $10. The Corporate expense allocations from ITT of $28 received during the three months ended March 31, 2011 included allocations for pension and other defined benefit postretirement plan costs of $21.

Page  |  26

Research and Development Expenses (R&D)

The decrease in R&D expenses of approximately $7 or 33.3% for the three months ended March 31, 2012 as compared to the same period in 2011 primarily reflects the completion of certain R&D projects for integrated electronic warfare systems, other communication technologies and night vision technologies primarily within our C4ISR Electronics and Systems segment.

Restructuring Charges, Net

During the three months ended March 31, 2012 and 2011, we recognized net restructuring charges of $1 and $4, respectively. The quarter-over-quarter change in restructuring charges, net, was not significant.

Operating Income

The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended March 31,
	2012	2011	Change
C4ISR Electronics & Systems	$91	$79	15.2%
Operating margin	13.9%	11.5%
Information and Technical Services	47	35	34.3%
Operating margin	6.1%	5.3%
Total operating income	$138	$114	21.1%
Consolidated and combined operating margin	9.7%	8.5%

Operating income at our C4ISR Electronics and Systems segment for the three months ended March 31, 2012 increased $12 or 15.2%, compared to the same period in 2011. Operating income as a percentage of revenue was 13.9% for the three months ended March 31, 2012 compared to 11.5% in the same period in 2011. The increase in operating margin was primarily due to lower SG&A and R&D expenses of $5 and $4, respectively.

Operating income at our Information and Technical Services segment for the three months ended March 31, 2012 increased $12 or 34.3%, compared to the same period in 2011. Operating income as a percentage of revenue was 6.1% for the three months ended March 31, 2012 compared to 5.3% for the same period in 2011. The increase in operating margin was primarily due to lower R&D and SG&A expenses of $3 and 2, respectively.

Impact to Operating Income from Postretirement Expense

We recorded net periodic benefit costs of $12 for the three months ended March 31, 2012 as compared to $2 in the same period in 2011. During the three months ended March 31, 2011, we received allocations from ITT for pension and other defined benefit postretirement plan costs of $21.

Total postretirement defined benefit plan costs, including both net periodic benefit costs and the allocations from ITT, decreased $11 quarter-over-quarter. This decrease is primarily attributable to a longer amortization period for the net actuarial losses partially offset by higher unamortized net actuarial losses and the assumption of the full costs of certain defined benefit plans received from ITT

Page  |  27

in connection with the Spin-off (Transferred Plans). Beginning on January 1, 2012, we are using a new amortization period for the ITT Salaried Retirement Plan (U.S. SRP), our largest defined benefit pension plan, as a result of changes to the plan from the Spin-off and other plan modifications that caused almost all plan participants to stop accruing future benefits. Net actuarial losses will now be amortized over the average remaining life expectancy of the plan participants instead of the average remaining service period of plan participants.

Interest Expense, Net

For the three months ended March 31, 2012, the Company recorded interest expense, net, of $9 primarily related to our $650 senior notes issued in late September 2011. We had no interest expense during the three months ended March 31, 2011.

Other Expense (Income), Net

For the three months ended March 31, 2012, the Company recorded other expense, net, of $8 primarily related to non-operating separation costs from the Spin-off compared to other income, net, of $10 in the same period in 2011 primarily due to our sale of an investment in marketable securities.

Income Tax Expense

For the three months ended March 31, 2012, the Company recorded an income tax provision of $51 or 42.1% of income from continuing operations before income tax expense compared to $42 or 33.9% during the same prior year period. The increase in the effective tax rate was primarily due to nondeductible separation costs and discrete items related to the Spin-off, a reduced U.S. manufacturing deduction, and the expiration of the federal research and development credit, which expired at the end of 2011.

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

Funded orders received decreased 19.6% or $0.3 billion, to $1.2 billion, during the three months ended March 31, 2012 as compared with the same period in 2011. The decrease in funded awards was primarily driven by several large funded orders under our Middle East Programs and TACSWACAA contract received during the three first three months of 2011. The decrease was partially offset by additional funding on our SCNS and ADS-B (Automated Dependent Surveillance-Broadcast) contracts.

Page  |  28

Backlog consisted of the following:

	March 31,	December 31,
(In billions)	2012	2011
Funded backlog	$3.3	$3.6
Unfunded backlog	8.0	8.1
Total backlog	$11.3	$11.7

At March 31, 2012, total backlog was $11.3 billion compared to $11.7 billion at the end of 2011. The decrease relates primarily to lower backlog on previous awards under our Middle East and Afghanistan Programs and the TACSWACAA contract, partially offset by awards for our U.K. Night Vision and GPS III EMD (Engineering, Manufacturing and Design) contracts.

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

At December 31, 2011, our defined benefit pension plans were underfunded by $1.9 billion. During the three months ended March 31, 2012, we made total contributions of $197 to our pension plans, including voluntary contributions to the U.S. SRP of $11. We currently anticipate making additional contributions to our pension plans of approximately $180 during the remainder of 2012.

Page  |  29

Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.

Dividends

Our Board of Directors will review and approve the declaration and distribution of any future dividends based on an analysis of many factors, including our operating performance and outlook, financial condition, available liquidity, and expected future requirements for cash and capital resources. Moreover, if we determine to pay any dividend in the future, there can be no assurance that we will continue to pay such dividends.

On February 22, 2012, the Board of Directors declared a cash dividend of $0.1033 per share, payable on April 1, 2012 to shareholders of record on March 16, 2012.

Sources and Uses of Liquidity

The following table provides net cash provided by or used in operating activities, investing activities and financing activities.

	Three Months Ended March 31,
	2012	2011
Operating Activities	$(298)	$25
Investing Activities	(21)	(12)
Financing Activities	406	(20)
Foreign Exchange	5	—
Net change in cash and cash equivalents	$92	$(7)

Net cash used in operating activities increased $323 for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to a $192 increase in postretirement benefit plans payments and changes in accounts receivable of $176 partially offset by changes in inventories of $63.

Net cash used in investing activities increased $9 for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to higher capital expenditures related to facilities and equipment to support new and existing products within our C4ISR Electronics and Systems segment.

Net cash provided by financing activities increased $426 for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to net borrowings under our commercial paper program and credit facility of $410 to fund working capital requirements and contributions to our defined benefit pension plans.

Page  |  30

Capital Resources

At March 31, 2012, the Company had cash and cash equivalents of $208 and a $600 revolving credit facility which expires in October 2015. There was $145 of borrowings outstanding under the credit facility and there was $265 of commercial paper outstanding under our commercial paper program, resulting in net borrowing capacity under the credit facility of $190 as of March 31, 2012.

Borrowings under the credit facility are unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined alternative base rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants.

In 2012, we have issued and expect to continue to issue commercial paper periodically to fund short-term working capital requirements. The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our credit facility. As with all other financing programs, our access to the commercial paper market will be impacted by many factors, including our credit ratings, liquidity of the capital markets, and state of the economy. As such, we cannot assure that we will have continued access to the commercial paper market or that the terms of the commercial paper will be acceptable to us.

In connection with the Spin-off, on September 20, 2011, we issued $250 of 4.25% senior notes due in 2016 and $400 of 5.55% senior notes due in 2021. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2012. The senior notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The senior notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions.

The commercial paper, credit facility and senior notes are discussed further in Note 9, “Debt,” in the Notes to the unaudited Condensed Consolidated and Combined Financial Statements.

Contractual Obligations

There have been no material changes to our contractual obligations from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

At March 31, 2012, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of

Page  |  31

revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies, estimates and judgments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements and Accounting Standards Updates

See Note 2, “Recent Accounting Pronouncements,” to the unaudited Condensed Consolidated and Combined Financial Statements for information related to recent accounting pronouncements.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, but are not limited to, statements about the separation of Exelis from ITT, the terms and the effect of the Spin-off, the nature and impact of such a separation, capitalization of the Company, future strategic plans and other statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates and foreign currency exchange rates.

Our outstanding long-term debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility and commercial paper will be exposed to interest rate fluctuations. Our sensitivity to a 1 percent change in interest rates for our combined commercial paper and credit facility borrowings, assuming amounts outstanding at March 31, 2012 remained outstanding for one year, would not be material to the financial statements. We do not consider the market risk exposure to foreign currency exchange rates to be material to the financial statements.

Page  |  32

We may use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Page  |  33

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, personal injury claims, employment and pension matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures.

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations, or financial condition.

See Note 13, “Commitments and Contingencies,” to the unaudited Condensed Consolidated and Combined Financial Statements for further information.

ITEM 1A. RISK FACTORS

The “Risk Factors” section, under Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011 describes risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	See the Exhibit Index for a list of exhibits filed herewith.

Page  |  34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIS INC.
(Registrant)

May 4, 2012	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer (Principal Accounting Officer)

Page  |  35

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.2 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.4)	Registration Rights Agreement, dated as of September 20, 2011, between Exelis Inc., ITT Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 4.7 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(10.35)	Exelis Inc. Special Senior Executive Severance Pay Plan	Filed herewith.

(11)	Statement re computation of per share earnings	Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 3 to the unaudited Condensed Consolidated and Combined Financial Statements in Part I, Item 1 “Financial Statements” of this Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement re computation of ratios	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Page  |  36

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)	The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated and Combined Statements of Operations, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated and Combined Statements of Cash Flows and (v) Notes to Condensed Consolidated and Combined Financial Statements.	Submitted electronically with this Report.

Page  |  37