Form 10-Q
period 2012-06-30
Exelis Inc.
filed 2012-08-02
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012 there were 186,815,136 shares of common stock ($0.01 par value per share) issued and outstanding.

Page  |  2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXELIS INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product revenue	$620	$679	$1,273	$1,362
Service revenue	759	806	1,527	1,467
Total revenue	1,379	1,485	2,800	2,829
Cost of product and service revenue
Cost of product revenue	433	470	894	954
Cost of service revenue	654	727	1,328	1,308
Selling, general and administrative expenses	130	139	263	279
Research and development expenses	16	27	30	48
Restructuring charges, net	1	1	2	5
Operating income	145	121	283	235
Interest expense, net	11	—	20	—
Other expense (income), net	(1)	(4)	7	(14)
Income from continuing operations before income tax expense	135	125	256	249
Income tax expense	49	46	100	88
Net income	$86	$79	$156	$161
Earnings Per Share
Basic
Net income	$0.46	$0.42	$0.83	$0.86
Diluted
Net income	$0.46	$0.42	$0.83	$0.86
Weighted average common shares – basic	187.5	186.2	187.1	186.2
Weighted average common shares – diluted	188.5	187.1	188.0	187.1
Cash dividends declared per common share	$0.10	$—	$0.21	$—

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  3

EXELIS INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$86	$79	$156	$161
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	(6)	1	(1)	2
Defined benefit plans
Amortization of actuarial loss included in net periodic benefit cost	13	1	26	2
Amortization of prior service cost included in net periodic benefit cost	—	1	—	1
Investment securities
Unrealized loss arising during the period	—	(1)	—	(1)
Reclassification adjustments for gain realized in net income	—	(3)	—	(9)
Other comprehensive income (loss), net of tax	7	(1)	25	(5)
Total comprehensive income	$93	$78	$181	$156

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  4

EXELIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN MILLIONS)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$166	$116
Receivables, net	1,177	1,061
Inventories, net	338	337
Deferred tax asset	61	106
Other current assets	50	49
Total current assets	1,792	1,669
Plant, property and equipment, net	504	494
Goodwill	2,167	2,154
Other intangible assets, net	200	211
Deferred tax asset	422	507
Other non-current assets	62	64
Total non-current assets	3,355	3,430
Total assets	$5,147	$5,099
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$257	$—
Accounts payable	428	447
Advance payments and billings in excess of costs	349	378
Compensation and other employee benefits	228	250
Other accrued liabilities	191	199
Total current liabilities	1,453	1,274
Postretirement benefit plans	1,853	2,149
Long-term debt	649	649
Deferred tax liability	1	1
Other non-current liabilities	130	133
Total non-current liabilities	2,633	2,932
Total liabilities	4,086	4,206
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,550	2,523
Retained earnings	139	23
Accumulated other comprehensive loss	(1,630)	(1,655)
Total shareholders’ equity	1,061	893
Total liabilities and shareholders’ equity	$5,147	$5,099

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  5

EXELIS INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN MILLIONS)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$156	$161
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	63	68
Stock-based compensation	13	8
Restructuring charges, net	2	5
Payments for restructuring	(11)	(14)
Postretirement benefit plans expense	24	5
Postretirement benefit plans payments	(275)	(9)
Change in assets and liabilities
Change in receivables	(114)	(67)
Change in inventories	(1)	(54)
Change in other assets	(2)	(40)
Change in accounts payable	(21)	86
Change in advance payments and billings in excess of costs	(29)	7
Change in deferred taxes	130	76
Change in other liabilities	(44)	(15)
Other, net	(1)	(1)
Net cash (used in) provided by operating activities	(110)	216
Investing activities
Capital expenditures	(50)	(35)
Proceeds from the sale of assets	1	—
Acquisitions, net of cash acquired	(24)	—
Other, net	2	11
Net cash used in investing activities	(71)	(24)
Financing activities
Proceeds from commercial paper, net	257	—
Dividend paid	(39)	—
Proceeds from the exercise of stock options	14	—
Transfers to parent, net	—	(185)
Other, net	(2)	(5)
Net cash provided by (used in) financing activities	230	(190)
Exchange rate effects on cash and cash equivalents	1	—
Net change in cash and cash equivalents	50	2
Cash and cash equivalents – beginning of year	116	18
Cash and cash equivalents – end of period	$166	$20

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  6

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

Unless the context otherwise requires, references in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. and its subsidiaries. References in these notes to “ITT” or “parent” refer to ITT Corporation, an Indiana corporation, and its subsidiaries (other than Exelis), unless the context otherwise requires.

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

Page  |  7

these financial statements and are considered to be effectively settled for cash in these financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the unaudited Condensed Consolidated and Combined Statements of Cash Flows as “Transfers to parent, net.”

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

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three and six months ended June 30, 2012, net favorable cumulative catch-up adjustments increased operating income by approximately $47 and $60, respectively, and diluted earnings per share by approximately $0.16 and $0.20, respectively. For the three and six months ended June 30, 2011, net favorable cumulative catch-up adjustments increased operating income by approximately $37 and $71, respectively, and diluted earnings per share by approximately $0.12 and $0.24, respectively.

Page  |  8

NOTE 2

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

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

NOTE 3

EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	186.7	184.6	186.0	184.6
Add: Weighted average restricted stock awards outstanding(a)	0.8	1.6	1.1	1.6
Basic weighted average common shares outstanding	187.5	186.2	187.1	186.2
Add: Dilutive impact of stock options	0.5	0.8	0.5	0.8
Add: Dilutive impact of restricted stock units	0.5	0.1	0.4	0.1
Diluted weighted average common shares outstanding	188.5	187.1	188.0	187.1

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

For the three and six months ended June 30, 2011, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on October 31, 2011, the date on which Exelis’ common stock was distributed to shareholders of ITT. In addition, for our dilutive weighted average share calculation, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding for the three and six months ended June 30, 2011.

We excluded from our diluted share calculation for the three and six months ended June 30, 2012 10.0 and 8.9 shares, respectively, related to stock options and less than 0.1 shares for both periods related to restricted stock units, as their effect would have been antidilutive.

Page  |  9

NOTE 4

SHAREHOLDERS’ EQUITY

Capital Stock

As of June 30, 2012 and December 31, 2011, our authorized capital was comprised of 750 shares of common stock and 50 shares of preferred stock. As of June 30, 2012 and December 31, 2011, there were 186.8 and 186.2 shares of common stock ($0.01 par value in whole dollars), respectively, issued and outstanding. No preferred stock was issued and outstanding at June 30, 2012 and December 31, 2011.

Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss:

	June 30, 2012	December 31, 2011
Net foreign currency translation adjustments	$6	$7
Unamortized defined benefit plan costs, net of tax of $1,099 and $1,116, respectively	(1,636)	(1,662)
Total accumulated other comprehensive loss	$(1,630)	$(1,655)

Unamortized defined benefit plan costs consist primarily of actuarial loss, net of tax, totaling $1,630 and $1,656 as of June 30, 2012 and December 31, 2011, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.

The changes in unamortized defined benefit plan cost included in other comprehensive income in the unaudited Condensed Consolidated and Combined Statements of Comprehensive Income were reduced by tax of $9 and $17 for the three and six month ended June 30, 2012, respectively, and less than $1 for the three and six months ended June 30, 2011.

Dividends

On May 9, 2012, the Board of Directors declared a cash dividend of $0.1033 per share, payable on July 1, 2012 to shareholders of record on May 25, 2012. We transferred $19 to the transfer agent prior to June 30, 2012 to fund this dividend payment. For the six months ended June 30, 2012, we declared two quarterly dividends totaling $39 or $0.2066 per share.

NOTE 5

INCOME TAXES

Effective Tax Rate

Prior to October 31, 2011, amounts presented in these financial statements related to income taxes have been determined on a separate return basis; however, our operating results have been included in ITT’s consolidated U.S. federal and state income tax returns. With the exception of certain dedicated foreign entities, we were deemed to settle the current tax balances at Spin-off and prior to the Spin-off annually at year-end with the legal tax-paying entities in the respective jurisdictions. The quarterly taxes payable balance is recorded in other accrued liabilities on the unaudited Condensed Consolidated and Combined Balance Sheets.

Page  |  10

Our quarterly income tax expense is measured using an estimated annual effective tax rate, adjusted for discrete items within the period. The comparison of effective tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.

For the three months ended June 30, 2012, the Company recorded an income tax provision of $49 or 36.3% of income from continuing operations before income tax expense compared to $46 or 36.8% during the same prior year period. For the six months ended June 30, 2012, the Company recorded an income tax provision of $100 or 39.1% of income from continuing operations before income tax expense compared to $88 or 35.3% during the same prior year period. The effective tax rate varies from the federal statutory rate of 35% due to the unfavorable impact of state taxes offset by favorable impacts from the U.S. manufacturing deduction. The effective tax rate for the six months ended June 30, 2012 also included the unfavorable impact of discrete items related to the Spin-off. The 2011 effective tax rate benefited from the federal research and development tax credit, which expired at the end of 2011.

Uncertain Tax Positions

Under the Tax Matters Agreement entered into between Exelis and ITT in connection with the Spin-off, ITT agreed to assume liability up to a certain amount for U.S. federal, state or local income taxes that are determined on a consolidated, combined, unitary or similar basis for each taxable period in which Exelis was included in such group with ITT. We remain responsible for certain foreign income taxes and any income taxes (primarily state taxes) that are not determined on a consolidated, combined, unitary or similar basis for each taxable period in which Exelis was included in such group with ITT. With respect to future federal, state, and foreign income tax audits of pre Spin-off tax returns (other than separate returns of Exelis or Xylem Inc.), Exelis, ITT, and Xylem Inc. have generally agreed to share in any unfavorable tax audit liabilities over a specified threshold. ITT is responsible for liabilities below the threshold.

As of June 30, 2012 and December 31, 2011, we had no unrecognized tax benefits. We do not believe that unrecognized tax benefits will significantly increase within twelve months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our unaudited Condensed Consolidated and Combined Statements of Operations. We did not have any interest accrued for tax matters as of June 30, 2012 and December 31, 2011.

NOTE 6

RECEIVABLES, NET

Receivables, net were comprised of the following:

	June 30, 2012	December 31, 2011
Billed receivables	$507	$463
Unbilled contract receivables	577	559
Other	97	42
Receivables, gross	1,181	1,064
Allowance for doubtful accounts	(4)	(3)
Receivables, net	$1,177	$1,061

Page  |  11

Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the June 30, 2012 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.

Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the Government, were $419 and $368 at June 30, 2012 and December 31, 2011, respectively. Because the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.

Other primarily includes amounts receivable from ITT and Xylem Inc. under various separation agreements related to the Spin-off.

NOTE 7

INVENTORIES, NET

Inventories, net were comprised of the following:

	June 30, 2012	December 31, 2011
Production costs of contracts in process	$304	$303
Less progress payments	(24)	(19)
Production costs of contracts in process, net	280	284
Product inventory	58	53
Inventories, net	$338	$337

Deferred production costs incurred on in-process and delivered units in excess of the aggregate estimated average cost of those units were $2 and $29 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 8

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

As of June 30, 2012 and December 31, 2011, goodwill was $2,167 and $2,154, respectively. As of June 30, 2012 and December 31, 2011, goodwill for our C4ISR Electronics and Systems segment was $1,789 and $1,776, respectively, and goodwill for our Information and Technical Services segment was $378 on both dates.

During the second quarter of 2012, the Company acquired Applied Kilovolts Group Holdings, Limited for an aggregate purchase price of $24 in cash, resulting in an increase to goodwill of $13 and other intangible assets of $8. The operating results of this business are included in the C4ISR Electronics and Systems segment from the date of acquisition. The assets, liabilities and results of operations for the acquired business were not material to the Company.

Page  |  12

Other Intangible Assets, Net

Information regarding our other intangible assets was as follows:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$519	$(329)	$190	$515	$(311)	$204
Proprietary technology	25	(16)	9	22	(15)	7
Patents and other	5	(4)	1	4	(4)	—
Other intangible assets, net	$549	$(349)	$200	$541	$(330)	$211

We amortize other intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense related to other intangible assets for the three and six months ended June 30, 2012 was $10 and $19, respectively, and $12 and $24 for the three and six months ended June 30, 2011, respectively.

Estimated amortization expense for the remaining six months of 2012 and each of the five succeeding years and thereafter is as follows:

Remaining 2012	$20
2013	26
2014	22
2015	19
2016	18
2017 and thereafter	95
Total Other intangible assets, net	$200

NOTE 9

DEBT

Debt consisted of the following:

	June 30, 2012	December 31, 2011
Commercial paper	$257	$—
Total short-term debt	257	—
Long-term debt	650	650
Unamortized debt discounts	(1)	(1)
Total Long-term debt	649	649
Total debt	$906	$649

Page  |  13

The following table provides a summary of interest rates, carrying amounts and estimated fair values of outstanding long-term debt:

		June 30, 2012		December 31, 2011
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (due 2016)	4.25	$250	$257	$250	$252
Senior notes (due 2021)	5.55	400	425	400	405
Total long-term debt		$650	$682	$650	$657

The fair value of our notes was determined using prices in secondary markets for identical securities (Level 2 inputs) obtained from external pricing sources. The carrying value of our commercial paper approximates fair value because of the short-term duration of the borrowings.

Commercial Paper

The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of June 30, 2012, the Company’s outstanding commercial paper had a weighted average interest rate of 1.02% with a weighted average term of 46 days.

Credit Facility

The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of (i) revolving extensions of credit (the “revolving loans”) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive advances”), and (iii) letters of credit in a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. We are also permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $800. Voluntary prepayments are permitted in minimum amounts of $50. As of June 30, 2012 and December 31, 2011, there were no borrowings or letters of credit outstanding under the Credit Facility.

At our election, the interest rate per annum applicable to the competitive advances is based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, interest rate per annum applicable to the revolving loans is based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest (the “alternative base rate”) determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.

Page  |  14

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

Senior Notes

In connection with the Spin-off, on September 20, 2011, the Company and ITT entered into an indenture with Union Bank, N.A., as trustee (the “Indenture”), related to the issuance by the Company of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 (the “2016 Notes”) and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (the “2021 Notes” and together with the 2016 Notes, the “Notes”) in a private placement arrangement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The public offering prices of the 2016 Notes and the 2021 Notes were 99.824% and 99.762%, respectively, of their principal amounts. Interest on the Notes accrues from September 20, 2011 and is payable on April 1 and October 1 of each year, commencing on April 1, 2012. As of June 30, 2012 and December 31, 2011, accrued interest payable on the Notes, included in other accrued liabilities, was $8 and $9, respectively.

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

Page  |  15

substantially identical in all material respects to the Notes, as applicable, and (ii) cause the registration statement to be declared effective under the Securities Act. During the second quarter of 2012, the Company filed the required registration statement, which was declared effective by the SEC under the Securities Act on June 11, 2012. The offer to exchange the Notes for the new registered senior notes began on June 14, 2012 and the exchange was settled on July 25, 2012. All Notes were exchanged for new registered senior notes.

NOTE 10

POSTRETIREMENT BENEFIT PLANS

The following table provides the components of net periodic benefit cost for our defined benefit plans, including pension plans and other employee-related benefit plans:

	Three Months Ended June 30,
	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$19	$1	$20	$1	$—	$1
Interest cost	66	5	71	6	2	8
Expected return on plan assets	(95)	(6)	(101)	(7)	—	(7)
Amortization of net actuarial loss	18	4	22	1	—	1
Amortization of prior service cost (credit)	—	—	—	1	(1)	—
Net periodic benefit cost	$8	$4	$12	$2	$1	$3

	Six Months Ended June 30,
	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$38	$2	$40	$3	$—	$3
Interest cost	132	11	143	11	3	14
Expected return on plan assets	(191)	(11)	(202)	(14)	—	(14)
Amortization of net actuarial loss	36	7	43	2	—	2
Amortization of prior service cost (credit)	1	(1)	—	1	(1)	—
Net periodic benefit cost	$16	$8	$24	$3	$2	$5

We contributed $261 and $9 to our qualified defined benefit pension plans during the six months ended June 30, 2012 and 2011, respectively. We are currently reevaluating our remaining 2012 planned pension plan contributions; however, we estimate that our minimum funding requirements for the remainder of 2012 will not exceed $10.

Page  |  16

NOTE 11

LONG-TERM INCENTIVE COMPENSATION

The Company maintains an equity incentive plan to govern awards granted to Exelis employees and directors under the prior ITT plans and to provide for awards, including non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards that are granted to certain of our employees and directors.

During the second quarter of 2012, our shareholders approved an increase in shares reserved and authorized for issuance under our equity incentive plan from 28.0 shares to 40.0 shares.

Long-term incentive compensation costs are primarily recorded within selling, general and administrative (SG&A) expenses, and are reduced by an estimated forfeiture rate. The following table provides the impact of these costs in our unaudited Condensed Consolidated and Combined Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation cost on equity-based awards	$7	$3	$12	$5
Compensation cost on liability-based awards	1	—	1	1
Total compensation costs, pre-tax	$8	$3	$13	$6
Future tax benefit	$3	$1	$5	$2

At June 30, 2012, total unrecognized compensation costs related to equity-based awards and liability-based awards were $40 and $5, respectively, which are both expected to be recognized ratably over a weighted-average period of 2.5 years.

The following table provides a summary of the activities for NQOs and restricted stock, including RSUs and restricted stock awards, for the six months ended June 30, 2012:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price(a)	Shares	Weighted Average Grant Date Fair value(a)
Outstanding at January 1, 2012	10.59	$10.65	3.51	$10.93
Granted	3.02	11.20	1.25	11.16
Exercised	(1.46)	9.60	—	—
Vested	—	—	(0.84)	7.97
Canceled or expired	(0.10)	11.47	(0.09)	12.02
Outstanding at June 30, 2012	12.05	$10.91	3.83	$11.63

(a)	In whole dollars.

During the six months ended June 30, 2012, we granted long-term incentive awards to employees consisting of 3.0 NQOs and 1.3 RSUs with respective weighted average grant date fair values (in whole dollars) of $1.96 and $11.16. The NQOs vest annually in three equal installments and have a ten-year expiration period. RSUs vest on the completion of a three-year service period. We also granted TSR awards with an aggregate target value of $4 that are cash settled at the end of a three-year performance period.

Page  |  17

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

The following table details the weighted average assumptions utilized in determining the fair value of the NQOs granted during the first six months of 2012.

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

Related Party Sales and Cost of Revenue

Historically, we sold certain inventory to other ITT businesses, which were included in total revenue and cost of product and service revenue in our unaudited Condensed Consolidated and Combined Statements of Operations. For the three and six months ended June 30, 2011, these amounts were not significant. The aggregate inventory on hand from other ITT businesses as of December 31, 2011 was not significant.

Allocation of General Corporate Expenses

Prior to October 31, 2011, these unaudited Condensed Consolidated and Combined Financial Statements included expense allocations for certain functions provided by ITT as well as other ITT employees not solely dedicated to Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. During the three and six months ended June 30, 2011, we were allocated $31 and $59, respectively, of general corporate expenses incurred by ITT, which is included within SG&A expenses in our unaudited Condensed Consolidated and Combined Statements of Operations.

Separation Agreements

Following the Spin-off, Exelis and ITT began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Exelis and ITT following the Spin-off and to provide mechanisms for an orderly transition, on October 25, 2011, Exelis, ITT, and Xylem Inc. executed the various agreements that govern the ongoing

Page  |  18

relationships between and among the three companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, several real estate matters agreements, and Master Transition Services Agreement. The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem Inc. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims. Certain intercompany work orders and/or informal intercompany commercial arrangements have been converted into third-party contracts based on ITT’s standard terms and conditions.

For the three and six months ended June 30, 2012, charges incurred as a result of the services provided to Exelis by ITT and Xylem Inc. under the transaction service agreements, net of costs passed through to third parties, were $1 and $1, respectively, and charges related to the these agreements for services provided by Exelis to ITT and Xylem Inc., net of costs passed through to third parties, were $1 and $1, respectively. At June 30, 2012 and December 31, 2011, total payables due from Exelis to ITT and Xylem Inc. were $11 and $10, respectively, and total receivables due to Exelis from ITT and Xylem Inc. were $93 and $42, respectively.

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

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies available to us. Our accrued liabilities for these environmental

Page  |  19

matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis.

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $28 and $29 as of June 30, 2012 and December 31, 2011, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.

The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	June 30, 2012	December 31, 2011
Low-end range	$21	$20
High-end range	$48	$53
Number of active environmental investigations and remediation sites	21	23

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

Page  |  20

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

Letters of Credit

In the ordinary course of business, we use standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At June 30, 2012, there was an aggregate of approximately $95 in surety bonds, guarantees and stand-by letters of credit outstanding.

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

Page  |  21

Information and Technical Services

This segment provides a broad range of systems integration, operations, sustainment, advanced engineering, logistics, space launch and range-support solutions for a wide variety of U.S. military and government agency customers.

	Three Months Ended June 30,
	2012			2011
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$620	$—	$620	$683	$—	$683
Information and Technical Services	—	759	759	—	811	811
Eliminations	—	—	—	(4)	(5)	(9)
Total	$620	$759	$1,379	$679	$806	$1,485

	Six Months Ended June 30,
	2012			2011
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$1,273	$—	$1,273	$1,368	$—	$1,368
Information and Technical Services	—	1,527	1,527	—	1,474	1,474
Eliminations	—	—	—	(6)	(7)	(13)
Total	$1,273	$1,527	$2,800	$1,362	$1,467	$2,829

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Income
C4ISR Electronics and Systems	$86	$92	$177	$171
Information and Technical Services	59	29	106	64
Total Operating Income	$145	$121	$283	$235
Operating Margin
C4ISR Electronics and Systems	13.9%	13.5%	13.9%	12.5%
Information and Technical Services	7.8%	3.6%	6.9%	4.3%
Total Operating Margin	10.5%	8.1%	10.1%	8.3%

	June 30,	December 31,
	2012	2011
Assets
C4ISR Electronics and Systems	$3,150	$3,168
Information and Technical Services	1,275	1,186
Corporate and Other	722	745
Total Assets	$5,147	$5,099

Page  |  22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts, unless otherwise stated)

You should read the following discussion of our results of operations and financial condition together with the unaudited Condensed Consolidated and Combined Financial Statements and notes thereto included in this quarterly report on Form 10-Q, as well as the audited Consolidated and Combined Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which provides additional information regarding the Company, our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward looking statements.

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

Unless the context otherwise requires, references in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. and its subsidiaries. References in these notes to

Page  |  23

“ITT” or “parent” refer to ITT Corporation, an Indiana corporation, and its subsidiaries (other than Exelis), unless the context otherwise requires.

Economic Opportunities, Challenges, and Risks

The United States continues to face significant economic and fiscal challenges, including slow GDP growth, high unemployment, and persistent U.S. federal government budget deficits. Concerns over fiscal deficits and the national debt continue to drive the political debate and no national consensus exists on the appropriate level of defense and other federal spending, making longer-term funding targets and priorities unclear. This uncertainty is not likely to abate prior to the U.S. Presidential election in November 2012. In the short term, Congress, in the 2012 Consolidated Appropriations Act, approved DoD spending for 2012 at $646 billion, a reduction of approximately $22 billion from the President’s original request in February 2011. Consequently, continuing resolutions (CR) for fiscal year 2012 will not be needed to fund the Department of Defense, unlike in fiscal year 2011 when several CRs were passed. The August 2011 U.S. Budget Control Act (BCA) includes several complex mechanisms to reduce the national debt and control deficit spending, among other items. The President’s 2013 budget request projects $487 billion in cuts over ten years, compared to the Congressional Budget Office’s 2012 DoD base spending projection. The BCA also includes a provision known as “Sequestration,” scheduled to take place in January 2013, which would impose significantly greater cuts to DoD budgets over the next ten years, unless a compromise solution to reduce budget deficits is reached by Congress and the President. The debate over how and when a compromise solution may be reached over the as-yet unresolved sequestration issue remains a significant issue for the defense industry.

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

Executive Summary

Exelis reported revenue of $1.4 billion for the quarter ended June 30, 2012, a decrease of 7% compared to the corresponding period in 2011. The decrease in revenue was driven by revenue declines of 9% in our C4ISR Electronics and Systems segment due to lower demand for surge-related products, including our Single Channel Ground and Airborne Radio Systems (SINCGARS), night vision products and Counter RCIED Electronic Warfare (CREW) 2.1 products. Revenue also declined 6% within our Information and Technical Services segment primarily due to lower activity on certain Middle Eastern Programs in the current quarter as compared with the same period in 2011.

Operating income for the three months ended June 30, 2012 was $145, reflecting an increase of $24 or 20% compared to the corresponding prior year period primarily due to lower research and development (R&D) and selling, general and administrative (SG&A) expenses. Overall, operating margin increased quarter-over-quarter to 10.5% from 8.1% primarily due to a decrease in the cost of service revenue as a percentage of service revenue and lower R&D expenses.

Page  |  24

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$86	$79	$156	$161
Separation costs, net of tax	1	7	15	9
Separation related tax items	—	—	4	—
Adjusted net income	$87	$86	$175	$170

DISCUSSION OF FINANCIAL RESULTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2011

Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Product and service revenue	$1,379	$1,485	(7.1)%	$2,800	$2,829	(1.0)%
Cost of product and service revenue	1,087	1,197	(9.2)%	2,222	2,262	(1.8)%
Operating expense	147	167	(12.0)%	295	332	(11.1)%
Operating income	145	121	19.8%	283	235	20.4%
Operating margin	10.5%	8.1%		10.1%	8.3%
Interest expense	11	—		20	—
Other expense (income), net	(1)	(4)	(75.0)%	7	(14)	(150%)
Income tax expense	49	46	6.5%	100	88	13.6%
Effective tax rate	36.3%	36.8%		39.1%	35.3%
Net income	$86	$79	8.9%	$156	$161	(3.1)%

Page  |  25

Revenue

Revenue for the three and six months ended June 30, 2012 decreased $106 or 7.1% and $29 or 1.0%, respectively, as compared to the same prior year periods. The following table illustrates revenue for our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
C4ISR Electronics & Systems	$620	$683	(9.2)%	$1,273	$1,368	(6.9)%
Information & Technical Services	759	811	(6.4)%	1,527	1,474	3.6%
Eliminations	—	(9)		—	(13)
Total Revenue	$1,379	$1,485	(7.1)%	$2,800	$2,829	(1.0)%

Revenue from our C4ISR Electronics and Systems segment decreased $63 and $95 for the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011. The decrease in revenue for the three and six months ended June 30, 2012 was primarily due to volume declines in surge-related products, including SINCGARS products of approximately $39 and $61, respectively, Night Vision products of approximately $36 and $48, respectively, and CREW 2.1 and special purpose jammers products of approximately $15 and $25, respectively. The decrease in revenue for the three and six months ended June 30, 2012 as compared with the same prior year periods was partially offset by higher revenue from the sales of other counter-IED systems of approximately $24 and $30, respectively, and from the sales of our Band C Upgrade kits for legacy CREW products of approximately, $18 and $29, respectively.

Revenue from our Information and Technical Services segment decreased $52 for the three months ended June 30, 2012 as compared with the same period in 2011. The decrease in revenue was primarily due to lower revenue on one of our Middle Eastern Programs, the Kuwait based Army Prepositioned Stock-5 (APS-5 Kuwait) contract, of approximately $71, and our Technology and Systems Engineering Bridge program (TSE Bridge) of approximately $20. The APS-5 Kuwait contract had lower activity in the current quarter as compared to the same period in 2011. The decrease in revenue for the three months ended June 30, 2012 was partially offset by higher revenue on our Afghan National Security Forces (ANSF) Facilities Support programs of approximately $28 and our Space Communication and Networks Services (SCNS) contract with NASA, which provides most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, including the International Space Station, of approximately $18.

Revenue from our Information and Technical Services segment increased $53 for the six months ended June 30, 2012 as compared with the same period in 2011. The increase in revenue was primarily due to efforts to support NASA under our SCNS contract, which had a revenue increase of approximately $47, and efforts to support the U.S. Armed Services on our Afghan Programs, including the ANSF Facilities Support programs, which had revenue increases of approximately $36. The increase in revenue for the six months ended June 30, 2012 was partially offset by lower revenue on the TSE Bridge program of approximately $37. Revenue on our Middle East programs was flat period-over-period as increased revenue on our Kuwait Based Operations and Security Support Services (K-BOSSS) contact was offset by lower revenue on the APS-5 Kuwait contract.

Page  |  26

Cost of Revenue and Operating Expenses

Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Cost of product revenue	$433	$470	(7.9)%	$894	$954	(6.3)%
% of product revenue	69.8%	69.2%		70.2%	70.0%
Cost of service revenue	654	727	(10.0)%	1,328	1,308	1.5%
% of service revenue	86.2%	90.2%		87.0%	89.2%
Selling, general and administrative expenses	130	139	(6.5)%	263	279	(5.7)%
% of total revenue	9.4%	9.4%		9.4%	9.9%
Research and development expenses	16	27	(40.7)%	30	48	(37.5)%
% of total revenue	1.2%	1.8%		1.1%	1.7%
Restructuring charges, net	1	1	—	2	5	(60)%

The decrease in cost of product revenue of $37 or 7.9% and $60 or 6.3% the three months and six ended June, 2012, respectively, as compared to the same periods in 2011 was primarily due to lower revenue in our C4ISR Electronics and Systems segment. There was no significant change to cost of product revenue as a percentage of product revenue for the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011.

The decrease in cost of service revenue of $73 or 10% for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to lower revenue and productivity improvements in our Information and Technical Services segment. The cost of service revenue as a percentage of service revenue decreased for the three months ended June 30, 2012 as compared to the corresponding period in 2011 due to productivity improvements and contract pricing adjustments on several contracts in our Air Traffic Management and Afghanistan Programs areas.

The increase in cost of service revenue of $20 or 1.5% and for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to higher revenue in our Information and Technical Services segment. The cost of service revenue as a percentage of service revenue decreased for the six months ended June 30, 2012 as compared to the corresponding period in 2011 due to productivity improvements and contract pricing adjustments on several contracts in our Air Traffic Management and Afghanistan Programs areas.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses as a percent of total revenue were 9.4% for both the three and six months ended June 30, 2012, compared to 9.4% and 9.9% in the same periods in 2011. The benefit from decreased SG&A expenses was offset by lower revenue in both periods, leaving SG&A expenses as a percent of total revenue relatively unchanged. For the three and six months ended June 30, 2012, SG&A expenses decreased primarily due to the absence of general corporate expense allocations from ITT of $31 and $59, respectively, partially offset by higher net periodic benefit costs of $9 and $19, respectively, and higher general corporate expenses necessary to operate as a stand-alone company. The Corporate expense allocations received from ITT during the three and six months ended June 30, 2011 included allocations for pension and other defined benefit postretirement plan costs of $21 and $42, respectively.

Page  |  27

Research and Development Expenses (R&D)

The decrease in R&D expenses of $11 or 40.7% and $18 or 37.5% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 primarily reflects the completion of certain R&D projects for integrated electronic warfare systems, other communication technologies and night vision technologies primarily within our C4ISR Electronics and Systems segment.

Restructuring Charges, Net

During the three and six months ended June 30, 2012, we recognized net restructuring charges of $1 and $2, respectively. Restructuring charges, net, for the three and six months ended June 30, 2011 were $1 and $5, respectively. The period-over-period changes in restructuring charges, net, were not significant.

Operating Income

The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
C4ISR Electronics & Systems	$86	$92	(6.5)%	$177	$171	3.5%
Operating margin	13.9%	13.5%		13.9%	12.5%
Information and Technical Services	59	29	103.4%	106	64	65.6%
Operating margin	7.8%	3.6%		6.9%	4.3%
Total operating income	$145	$121	19.8%	$283	$235	20.4%
Consolidated and Combined operating margin	10.5%	8.1%		10.1%	8.3%

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net favorable cumulative catch-up adjustments increased operating income by approximately $47 and $60 for the three and six months ended June 30, 2012, respectively, and by approximately $37 and $71 for the three and six months ended June 30, 2011, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current three and six month periods.

Operating income at our C4ISR Electronics and Systems segment for the three months ended June 30, 2012 decreased $6 or 6.5% as compared to the same period in 2011. Operating income as a percentage of revenue was 13.9% for the three months ended June 30, 2012 as compared to 13.5% for the same period in 2011. The increase in operating margin was primarily due to lower R&D expenses as a percentage of product revenue for the three months ended June 30, 2012 as compared to the same period in 2011.

Operating income at our C4ISR Electronics and Systems segment for the six months ended June 30, 2012 increased $6 or 3.5% as compared to the same period in 2011. Operating income as a percentage of revenue was 13.9% for the six months ended June 30, 2012 as compared to 12.5% for

Page  |  28

the same period in 2011. The increase in operating margin was primarily due to lower R&D expenses as a percentage of product revenue for the six months ended June 30, 2012 as compared to the same period in 2011.

Operating income at our Information and Technical Services segment for the three and six months ended June 30, 2012 increased $30 or 103.4% and $42 or 65.6%, respectively, as compared to the same periods in 2011. Operating income as a percentage of revenue for the three and six months ended June 30, 2012 was 7.8% and 6.9%, respectively, as compared to 3.6% and 4.3% for the same periods in 2011. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue for both the three and six months ended June 30, 2012 as compared to the same periods in 2011.

Impact to Operating Income from Postretirement Expense

We recorded net periodic benefit costs of $12 and $24 for the three and six months ended June 30, 2012, respectively, as compared to $3 and $5, respectively, in the same periods in 2011. During the three and six months ended June 30, 2011, we received allocations from ITT for pension and other defined benefit postretirement plan costs of $21 and $42, respectively.

Total postretirement defined benefit plan costs, including both net periodic benefit costs and the allocations from ITT, decreased $12 quarter-over-quarter and $23 year-to-date as compared to the same periods in 2011. This decrease is primarily attributable to a longer amortization period for the net actuarial losses partially offset by higher unamortized net actuarial losses and the assumption of the full costs of certain defined benefit plans received from ITT in connection with the Spin-off (Transferred Plans). Beginning on January 1, 2012, we are using a new amortization period for the ITT Salaried Retirement Plan (U.S. SRP), our largest defined benefit pension plan, as a result of changes to the plan from the Spin-off and other plan modifications that caused almost all plan participants to stop accruing future benefits. Net actuarial losses will now be amortized over the average remaining life expectancy of the plan participants instead of the average remaining service period of plan participants.

Interest Expense, Net

For the three and six months ended June 30, 2012, the Company recorded interest expense, net, of $11 and $20, respectively, primarily related to our $650 senior notes issued in late September 2011. We had no interest expense during the three and six months ended June 30, 2011.

Other Expense (Income), Net

For the three months ended June 30, 2012 and 2011, the Company recorded other income, net, of $1 and $4, respectively, primarily due to our sales of assets and an investment in marketable securities, respectively.

For the six months ended June 30, 2012, the Company recorded other expense, net, of $7 primarily related to non-operating separation costs from the Spin-off compared to other income, net, of $14 in the same period in 2011 primarily due to our sale of an investment in marketable securities.

Income Tax Expense

For the three and six months ended June 30, 2012, the Company recorded income tax provisions of $49 and $100, respectively, which represents effective tax rates of 36.3% and 39.1%, respectively,

Page  |  29

as compared to $46 or 36.8% and $88 or 35.3%, respectively, during the same prior year periods. The decrease in the effective tax rate quarter-over-quarter is due to non-reoccurring discrete items that increased income tax expense in the second quarter of 2011. The increase in the year-to-date effective tax rate as compared to the same period in 2011 was primarily due to a reduced U.S. manufacturing deduction and the expiration of the federal research and development credit, which expired at the end of 2011. The tax rate in the first quarter of 2012 was also increased by discrete items related to the Spin-off.

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

Funded orders received decreased $0.2 billion, to $2.4 billion, during the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to the absence of several large funded orders within our Middle East Programs received during the first six months of 2011. At June 30, 2012, total backlog was $10.5 billion compared to $11.7 billion at December 31, 2011. The decrease in total backlog relates primarily to lower backlog on previous awards within our Middle East and Afghanistan Programs.

Backlog consisted of the following:

	June 30,	December 31,
(In billions)	2012	2011
Funded backlog	$3.2	$3.6
Unfunded backlog	7.3	8.1
Total backlog	$10.5	$11.7

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

Page  |  30

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

The Moving Ahead for Progress in the 21st Century Act, which was signed into law on July 6, 2012, includes an interest rate stabilization provision that will impact the minimum funding requirements. We expect that this provision will reduce our minimum funding thresholds for the remainder of 2012 and for the next two years thereafter.

At December 31, 2011, our defined benefit pension plans were underfunded by $1.9 billion. During the six months ended June 30, 2012, we made total contributions of $261 to our qualified pension plans. We are currently reevaluating our remaining 2012 planned pension plan contributions due to the new law discussed above; however, we estimate that our minimum funding requirements for the remainder of 2012 will not exceed $10.

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

On May 9, 2012, the Board of Directors declared a cash dividend of $0.1033 per share, payable on July 1, 2012 to shareholders of record on May 25, 2012. For the six months ended June 30, 2012, we declared two quarterly dividends totaling $39 or $0.2066 per share.

Page  |  31

Sources and Uses of Liquidity

The following table provides the net cash provided by or used in operating activities, investing activities and financing activities.

	Six Months Ended June 30,
	2012	2011
Operating Activities	$(110)	$216
Investing Activities	(71)	(24)
Financing Activities	230	(190)
Foreign Exchange	1	—
Net change in cash and cash equivalents	$50	$2

Net cash used in operating activities increased $326 for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to a $266 increase in postretirement benefit plans payments and changes in accounts payable of $107 partially offset by changes in deferred taxes of $54.

Net cash used in investing activities increased $47 for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to net cash paid for an acquisition of $24 and higher capital expenditures related to facilities and equipment to support new and existing products of $15.

Net cash provided by financing activities increased $420 for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to net borrowings under our commercial paper program of $257 to fund working capital requirements and contributions to our defined benefit pension plans and the absence of cash transfers to our former Parent of $185, partially offset by dividend payments of $39.

Capital Resources

At June 30, 2012, the Company had cash and cash equivalents of $166 and a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was $257 of commercial paper outstanding under our commercial paper program, resulting in net borrowing capacity under the credit facility of $343 as of June 30, 2012.

Borrowings under the credit facility are unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined alternative base rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants.

In 2012, we have issued and expect to continue to issue commercial paper periodically. The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our credit facility. As with all other financing programs, our access to the commercial paper market will be impacted by many factors, including our credit ratings, liquidity of the capital markets, and state of the economy. As such, we cannot assure that we will have continued access to the commercial paper market or that the terms of the commercial paper will be acceptable to us.

Page  |  32

In connection with the Spin-off, on September 20, 2011, we issued $250 of 4.25% senior notes due in 2016 and $400 of 5.55% senior notes due in 2021. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2012. The senior notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The senior notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions.

On June 14, 2012, the Company commenced offers to exchange the senior notes for new registered senior notes, with terms substantially identical in all material respects to the senior notes except for the elimination of the transfer restrictions and related rights. On July 25, 2012, the Company settled the exchange. All senior notes were exchanged for new registered senior notes.

The commercial paper, credit facility and senior notes are discussed further in Note 9, “Debt,” in the Notes to the unaudited Condensed Consolidated and Combined Financial Statements.

Contractual Obligations

There have been no material changes to our contractual obligations from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

At June 30, 2012, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide.

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

Page  |  33

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

Our outstanding long-term debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper will be exposed to interest rate fluctuations. Our sensitivity to a 1 percent change in interest rates for our commercial paper, assuming amounts outstanding at June 30, 2012 remained outstanding for one year, would not be material to the financial statements. We do not consider the market risk exposure to foreign currency exchange rates to be material to the financial statements.

We may use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

We have evaluated the changes in our internal control over financial reporting that occurred during the six months ended June 30, 2012 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Page  |  34

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) See the Exhibit Index for a list of exhibits filed herewith.

Page  |  35

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIS INC.
(Registrant)

August 3, 2012	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer (Principal Accounting Officer)

Page  |  36

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on May 11, 2012 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.4)	Registration Rights Agreement, dated as of September 20, 2011, between Exelis Inc., ITT Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 4.7 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(11)	Statement re computation of per share earnings	Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 3 to the Condensed Consolidated and Combined Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement re computation of ratios	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Page  |  37

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)	The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated and Combined Statements of Operations, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated and Combined Statements of Cash Flows and (v) Notes to Condensed Consolidated and Combined Financial Statements.	Submitted electronically with this Report.

Page  |  38