Form 10-Q/A
period 2012-06-30
Exelis Inc.
filed 2012-08-03
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Exelis Inc.’s financial printer mistakenly filed the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (Form 10-Q) with the Securities and Exchange Commission on August 2, 2012 prior to the Company giving final filing instructions. The prior filed Form 10-Q did not include Exhibit 101 to the Form 10-Q, which contains the XBRL (Extensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. The sole purpose of this amendment to the Company’s Form 10-Q is to furnish Exhibit 101 to the Form 10-Q. No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIS INC.
(Registrant)

August 3, 2012	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on May 11, 2012 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.4)	Registration Rights Agreement, dated as of September 20, 2011, between Exelis Inc., ITT Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 4.7 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(11)	Statement re computation of per share earnings	Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 3 to the Condensed Consolidated and Combined Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 2, 2012 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement re computation of ratios	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 2, 2012.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 2, 2012.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 2, 2012.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 2, 2012.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 2, 2012.

(101)	The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated and Combined Statements of Operations, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated and Combined Statements of Cash Flows and (v) Notes to Condensed Consolidated and Combined Financial Statements.	Submitted electronically with this Report.