Form 10-Q
period 2012-09-30
Exelis Inc.
filed 2012-11-02
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 30, 2012 there were 187,593,063 shares of common stock ($0.01 par value per share) issued and outstanding.

Page  |  2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXELIS INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product revenue	$611	$744	$1,884	$2,111
Service revenue	750	785	2,277	2,248
Total revenue	1,361	1,529	4,161	4,359
Cost of product and service revenue
Cost of product revenue	434	510	1,328	1,465
Cost of service revenue	649	688	1,977	1,996
Selling, general and administrative expenses	114	150	377	429
Research and development expenses	18	24	48	72
Restructuring and asset impairment charges, net	3	1	5	5
Operating income	143	156	426	392
Interest expense, net	9	1	29	1
Other expense (income), net	(4)	1	3	(13)
Income from continuing operations before income tax expense	138	154	394	404
Income tax expense	50	53	150	142
Net income	$88	$101	$244	$262
Earnings Per Share
Basic
Net income	$0.47	$0.54	$1.30	$1.41
Diluted
Net income	$0.47	$0.54	$1.30	$1.40
Weighted average common shares – basic	187.6	186.2	187.3	186.2
Weighted average common shares – diluted	188.7	187.1	188.3	187.1
Cash dividends declared per common share	$0.10	$—	$0.31	$—

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  3

EXELIS INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(IN MILLIONS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$88	$101	$244	$262
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	5	10	4	12
Defined benefit plans
Amortization of actuarial loss included in net periodic benefit cost	13	1	39	3
Amortization of prior service cost included in net periodic benefit cost	—	—	—	1
Investment securities
Unrealized loss arising during the period	—	—	—	(1)
Reclassification adjustments for gain realized in net income	—	—	—	(9)
Other comprehensive income (loss), net of tax	18	11	43	6
Total comprehensive income	$106	$112	$287	$268

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  4

EXELIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN MILLIONS)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$194	$116
Receivables, net	1,080	1,061
Inventories, net	310	337
Deferred tax asset	80	106
Other current assets	47	49
Total current assets	1,711	1,669
Plant, property and equipment, net	511	494
Goodwill	2,178	2,154
Other intangible assets, net	194	211
Deferred tax asset	420	507
Other non-current assets	68	64
Total non-current assets	3,371	3,430
Total assets	$5,082	$5,099
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$134	$—
Accounts payable	416	447
Advance payments and billings in excess of costs	366	378
Compensation and other employee benefits	217	250
Other accrued liabilities	184	199
Total current liabilities	1,317	1,274
Postretirement benefit plans	1,828	2,149
Long-term debt	649	649
Deferred tax liability	1	1
Other non-current liabilities	132	133
Total non-current liabilities	2,610	2,932
Total liabilities	3,927	4,206
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,568	2,523
Retained earnings	208	23
Accumulated other comprehensive loss	(1,623)	(1,655)
Total shareholders’ equity	1,155	893
Total liabilities and shareholders’ equity	$5,082	$5,099

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  5

EXELIS INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN MILLIONS)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$244	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97	100
Stock-based compensation	18	12
Restructuring and asset impairment charges, net	5	5
Payments for restructuring	(14)	(17)
Postretirement benefit plans expense	36	7
Postretirement benefit plans payments	(293)	(33)
Change in assets and liabilities
Change in receivables	(40)	(103)
Change in inventories	29	(91)
Change in other assets	1	(43)
Change in accounts payable	(53)	104
Change in advance payments and billings in excess of costs	(14)	17
Change in deferred taxes	147	19
Change in other liabilities	(66)	103
Other, net	—	1
Net cash provided by operating activities	97	343
Investing activities
Capital expenditures	(86)	(55)
Proceeds from the sale of assets	2	14
Acquisitions, net of cash acquired	(42)	—
Other, net	(1)	(4)
Net cash used in investing activities	(127)	(45)
Financing activities
Proceeds from commercial paper, net	134	—
Proceeds from the issuance of debt, net	—	649
Payment of debt Issuance costs	—	(6)
Dividends paid	(39)	—
Proceeds from the exercise of stock options	14	—
Transfers to parent, net	—	(899)
Other, net	(7)	6
Net cash provided by (used in) financing activities	102	(250)
Exchange rate effects on cash and cash equivalents	6	(2)
Net change in cash and cash equivalents	78	46
Cash and cash equivalents – beginning of year	116	18
Cash and cash equivalents – end of period	$194	$64

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

Page  |  6

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

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three and nine months ended September 30, 2012, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $26 and $79, respectively, and diluted earnings per share by approximately $0.09 and $0.26, respectively. For the three and nine months ended September 30, 2011, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $52 and $127, respectively, and diluted earnings per share by approximately $0.18 and $0.44, respectively.

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

NOTE 3

EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	186.8	184.6	186.3	184.6
Add: Weighted average restricted stock awards outstanding(a)	0.8	1.6	1.0	1.6
Basic weighted average common shares outstanding	187.6	186.2	187.3	186.2
Add: Dilutive impact of stock options	0.4	0.8	0.5	0.8
Add: Dilutive impact of restricted stock units	0.7	0.1	0.5	0.1
Diluted weighted average common shares outstanding	188.7	187.1	188.3	187.1

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

For the three and nine months ended September 30, 2011, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on October 31, 2011, the date on which Exelis’ common stock was distributed to shareholders of ITT. In addition, for our dilutive weighted average share calculation, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding for the three and nine months ended September 30, 2011.

Page  |  9

We excluded from our diluted share calculation for the three and nine months ended September 30, 2012 10.0 and 9.3 shares, respectively, related to stock options and less than 0.1 shares for both periods related to restricted stock units, as their effect would have been antidilutive.

NOTE 4

SHAREHOLDERS’ EQUITY

Capital Stock

As of September 30, 2012 and December 31, 2011, our authorized capital was comprised of 750 shares of common stock and 50 shares of preferred stock. As of September 30, 2012 and December 31, 2011, there were 187.6 and 186.2 shares of common stock ($0.01 par value in whole dollars), respectively, issued and outstanding. No preferred stock was issued and outstanding at September 30, 2012 and December 31, 2011.

Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss:

	September 30, 2012	December 31, 2011
Net foreign currency translation adjustments	$10	$7
Unamortized defined benefit plan costs, net of tax of $1,080 and $1,116, respectively	(1,633)	(1,662)
Total accumulated other comprehensive loss	$(1,623)	$(1,655)

Unamortized defined benefit plan costs consist primarily of actuarial loss, net of tax, totaling $1,605 and $1,656 as of September 30, 2012 and December 31, 2011, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.

The changes in unamortized defined benefit plan cost included in other comprehensive income in the unaudited Condensed Consolidated and Combined Statements of Comprehensive Income were reduced by tax of $9 and $26 for the three and nine month ended September 30, 2012, respectively, and less than $1 for both the three and nine months ended September 30, 2011.

Dividends

On August 14, 2012, the Board of Directors declared a cash dividend of $0.1033 per share, payable on October 1, 2012 to shareholders of record on August 31, 2012. During the nine months ended September 30, 2012, we declared three quarterly dividends totaling $59 or $0.3099 per share.

NOTE 5

INCOME TAXES

Effective Tax Rate

Prior to October 31, 2011, amounts presented in these financial statements related to income taxes have been determined on a separate return basis; however, our operating results have been included

Page  |  10

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

For the three months ended September 30, 2012, the Company recorded an income tax provision of $50 or 36.2% of income from continuing operations before income tax expense compared to $53 or 34.4% during the same prior year period. For the nine months ended September 30, 2012, the Company recorded an income tax provision of $150 or 38.1% of income from continuing operations before income tax expense compared to $142 or 35.1% during the same prior year period. The effective tax rate varies from the federal statutory rate of 35% due to the unfavorable impact of state taxes offset by favorable impacts from the U.S. manufacturing deduction. The effective tax rate for the three months ended September 30, 2012 also included the favorable impact of discrete items related to the Spin-off. The 2011 effective tax rate benefited from the federal research and development tax credit, which expired at the end of 2011.

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

As of September 30, 2012 and December 31, 2011, we had no unrecognized tax benefits. We do not believe that unrecognized tax benefits will significantly increase within the next twelve months.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our unaudited Condensed Consolidated and Combined Statements of Operations. We did not have any interest accrued for tax matters as of September 30, 2012 and December 31, 2011.

Page  |  11

NOTE 6

RECEIVABLES, NET

Receivables, net were comprised of the following:

	September 30, 2012	December 31, 2011
Billed receivables	$435	$463
Unbilled contract receivables	639	559
Other	10	42
Receivables, gross	1,084	1,064
Allowance for doubtful accounts	(4)	(3)
Receivables, net	$1,080	$1,061

Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the September 30, 2012 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.

Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the U.S. Government, were $391 and $368 at September 30, 2012 and December 31, 2011, respectively. Because the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.

Other primarily includes amounts receivable from ITT and Xylem Inc. under various separation agreements related to the Spin-off.

NOTE 7

INVENTORIES, NET

Inventories, net were comprised of the following:

	September 30, 2012	December 31, 2011
Production costs of contracts in process	$274	$303
Less progress payments	(21)	(19)
Production costs of contracts in process, net	253	284
Product inventory	57	53
Inventories, net	$310	$337

Deferred production costs incurred on in-process and delivered units in excess of the aggregate estimated average cost of those units were $2 and $29 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 8

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

As of September 30, 2012 and December 31, 2011, goodwill was $2,178 and $2,154, respectively. As of September 30, 2012 and December 31, 2011, goodwill for our C4ISR Electronics and Systems segment was $1,800 and $1,776, respectively, and goodwill for our Information and Technical Services segment was $378 on both dates.

Page  |  12

During the nine months ended September 30, 2012, the Company acquired Applied Kilovolts Group Holdings, Limited and Space Computer Corporation for an aggregate purchase price of $44 in cash, resulting in an increase to goodwill of $24 and other intangible assets of $13. The operating results of these businesses are included in the C4ISR Electronics and Systems segment from the date of acquisition. The assets, liabilities and results of operations for the acquired businesses were not material to the Company.

Other Intangible Assets, Net

Information regarding our other intangible assets was as follows:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$524	$(339)	$185	$515	$(311)	$204
Proprietary technology	25	(17)	8	22	(15)	7
Patents and other	5	(4)	1	4	(4)	—
Other intangible assets, net	$554	$(360)	$194	$541	$(330)	$211

We amortize other intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense related to other intangible assets for the three and nine months ended September 30, 2012 was $10 and $29, respectively, and $12 and $36 for the three and nine months ended September 30, 2011, respectively.

Estimated amortization expense for the remaining three months of 2012 and each of the five succeeding years and thereafter is as follows:

Remaining 2012	$10
2013	27
2014	23
2015	20
2016	18
2017 and thereafter	96
Total Other intangible assets, net	$194

NOTE 9

DEBT

Debt consisted of the following:

	September 30, 2012	December 31, 2011
Commercial paper	$134	$—
Total short-term debt	134	—
Long-term debt	650	650
Unamortized debt discount	(1)	(1)
Total long-term debt	649	649
Total debt	$783	$649

Page  |  13

The following table provides a summary of interest rates, carrying amounts and estimated fair values of outstanding long-term debt:

		September 30, 2012		December 31, 2011
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (due 2016)	4.25%	$250	$264	$250	$252
Senior notes (due 2021)	5.55%	400	438	400	405
Total long-term debt		$650	$702	$650	$657

The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources. The carrying value of our commercial paper approximates fair value because of the short-term duration of the borrowings.

Commercial Paper

The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of September 30, 2012, the Company’s outstanding commercial paper had a weighted average interest rate of 0.98% with a weighted average term of 35 days.

Credit Facility

The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of (i) revolving extensions of credit (the “revolving loans”) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive advances”), and (iii) letters of credit in a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. We are also permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $800. Voluntary prepayments are permitted in minimum amounts of $50. As of September 30, 2012 and December 31, 2011, there were no borrowings or letters of credit outstanding under the Credit Facility.

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

Senior Notes

In connection with the Spin-off, on September 20, 2011, the Company and ITT entered into an indenture with Union Bank, N.A., as trustee (the “Indenture”), related to the issuance by the Company of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 (the “2016 Notes”) and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (the “2021 Notes” and together with the 2016 Notes, the “Notes”) in a private placement arrangement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The public offering prices of the 2016 Notes and the 2021 Notes were 99.824% and 99.762%, respectively, of their principal amounts. Interest on the Notes accrues from September 20, 2011 and is payable on April 1 and October 1 of each year, commencing on April 1, 2012. As of September 30, 2012 and December 31, 2011, accrued interest payable on the Notes, included in other accrued liabilities, was $16 and $9, respectively.

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

Page  |  15

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

NOTE 10

POSTRETIREMENT BENEFIT PLANS

The following table provides the components of net periodic benefit cost for our defined benefit plans, including pension plans and other employee-related benefit plans:

	Three Months Ended September 30,
	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$19	$—	$19	$2	$—	$2
Interest cost	65	6	71	5	1	6
Expected return on plan assets	(96)	(5)	(101)	(7)	—	(7)
Amortization of net actuarial loss	19	3	22	1	—	1
Amortization of prior service cost (credit)	1	—	1	—	—	—
Net periodic benefit cost	$8	$4	$12	$1	$1	$2

	Nine Months Ended September 30,
	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$57	$2	$59	$5	$—	$5
Interest cost	197	17	214	16	4	20
Expected return on plan assets	(287)	(16)	(303)	(22)	—	(22)
Amortization of net actuarial loss	55	10	65	4	—	4
Amortization of prior service cost (credit)	2	(1)	1	1	(1)	—
Net periodic benefit cost	$24	$12	$36	$4	$3	$7

We contributed $265 and $33 to our qualified defined benefit pension plans during the nine months ended September 30, 2012 and 2011, respectively. We estimate that our minimum funding requirements for the remainder of 2012 will not exceed $2.

NOTE 11

LONG-TERM INCENTIVE COMPENSATION

The Company maintains an equity incentive plan to govern awards granted to Exelis employees and directors under the prior ITT plans and to provide for awards, including non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards that are granted to certain of our employees and directors.

Page  |  16

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

Long-term incentive compensation costs are primarily recorded within selling, general and administrative (SG&A) expenses, and are reduced by an estimated forfeiture rate. The following table provides the impact of these costs in our unaudited Condensed Consolidated and Combined Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation cost on equity-based awards	$4	$4	$16	$12
Compensation cost on liability-based awards	1	(1)	2	—
Total compensation costs, pre-tax	$5	$3	$18	$12
Future tax benefit	$2	$1	$7	$4

At September 30, 2012, total unrecognized compensation costs related to equity-based awards and liability-based awards were $34 and $4, respectively, which are both expected to be recognized ratably over a weighted-average period of 2.3 years.

The following table provides a summary of the activities for NQOs and restricted stock, including RSUs and restricted stock awards, for the nine months ended September 30, 2012:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price(a)	Shares	Weighted Average Grant Date Fair value(a)
Outstanding at January 1, 2012	10.59	$10.65	3.51	$10.93
Granted	3.02	11.20	1.25	11.16
Exercised	(1.46)	9.60	—	—
Vested	—	—	(0.88)	8.08
Canceled or expired	(0.15)	11.44	(0.13)	12.00
Outstanding at September 30, 2012	12.00	$10.91	3.75	$11.64

(a)	In whole dollars.

During the nine months ended September 30, 2012, we granted long-term incentive awards to employees consisting of 3.0 NQOs and 1.3 RSUs with respective weighted average grant date fair values (in whole dollars) of $1.96 and $11.16. The NQOs vest annually in three equal installments and have a ten-year expiration period. RSUs vest on the completion of a three-year service period. We also granted TSR awards with an aggregate target value of $4 that are cash settled at the end of a three-year performance period.

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

Page  |  17

The following table details the weighted average assumptions utilized in determining the fair value of the NQOs granted during the first nine months of 2012.

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

Related Party Sales and Cost of Revenue

Historically, we sold certain inventory to other ITT businesses, which were included in total revenue and cost of product and service revenue in our unaudited Condensed Consolidated and Combined Statements of Operations. For the three and nine months ended September 30, 2011, these amounts were not significant. The aggregate inventory on hand from other ITT businesses as of December 31, 2011 was not significant.

Allocation of General Corporate Expenses

Prior to October 31, 2011, these unaudited Condensed Consolidated and Combined Financial Statements included expense allocations for certain functions provided by ITT as well as other ITT employees not solely dedicated to Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. During the three and nine months ended September 30, 2011, we were allocated $31 and $90, respectively, of general corporate expenses incurred by ITT, which is included within SG&A expenses in our unaudited Condensed Consolidated and Combined Statements of Operations.

Separation Agreements

Following the Spin-off, Exelis and ITT began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Exelis and ITT following the Spin-off and to provide mechanisms for an orderly transition, on October 25, 2011, Exelis, ITT, and Xylem Inc. executed the various agreements that govern the ongoing relationships between and among the three companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, several real estate matters agreements, and Master Transition Services Agreement. The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem Inc. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of

Page  |  18

certain asserted and unasserted asbestos or silica liability claims. Certain intercompany work orders and/or informal intercompany commercial arrangements have been converted into third-party contracts based on ITT’s standard terms and conditions.

For the three and nine months ended September 30, 2012, charges incurred for services provided to Exelis by ITT and Xylem Inc. under the transaction service agreements, net of costs passed through to third parties, were $1 and $2, respectively, and charges related to the these agreements for services provided by Exelis to ITT and Xylem Inc., net of costs passed through to third parties, were $1 and $2, respectively. At September 30, 2012 and December 31, 2011, total payables due from Exelis to ITT and Xylem Inc. were $10 on both dates and total receivables due to Exelis from ITT and Xylem Inc. were $8 and $42, respectively.

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

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies available to us. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis.

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties,

Page  |  19

uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $27 and $29 as of September 30, 2012 and December 31, 2011, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.

The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	September 30, 2012	December 31, 2011
Low-end range	$19	$20
High-end range	$46	$53
Number of active environmental investigations and remediation sites	22	23

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

Page  |  20

as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available.

Indemnifications

As part of the Spin-off, Exelis, ITT and Xylem Inc. indemnify one another with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related Spin-off agreements. Exelis expects ITT and Xylem Inc. to fully perform under the terms of the Distribution Agreement and therefore we have not recorded a liability for matters for which we are indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide to them.

Letters of Credit

In the ordinary course of business, we use standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At September 30, 2012, there was an aggregate of approximately $105 in surety bonds, guarantees and stand-by letters of credit outstanding.

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

	Three Months Ended September 30,
	2012			2011
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$611	$—	$611	$746	$—	$746
Information and Technical Services	—	750	750	—	786	786
Eliminations	—	—	—	(2)	(1)	(3)
Total	$611	$750	$1,361	$744	$785	$1,529

	Nine Months Ended September 30,
	2012			2011
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$1,884	$—	$1,884	$2,114	$—	$2,114
Information and Technical Services	—	2,277	2,277	—	2,250	2,250
Eliminations	—	—	—	(3)	(2)	(5)
Total	$1,884	$2,277	$4,161	$2,111	$2,248	$4,359

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Income
C4ISR Electronics and Systems	$84	$107	$261	$278
Information and Technical Services	59	49	165	114
Total Operating Income	$143	$156	$426	$392
Operating Margin
C4ISR Electronics and Systems	13.7%	14.3%	13.9%	13.2%
Information and Technical Services	7.9%	6.2%	7.2%	5.1%
Total Operating Margin	10.5%	10.2%	10.2%	9.0%

	September 30,	December 31,
	2012	2011
Assets
C4ISR Electronics and Systems	$3,150	$3,168
Information and Technical Services	1,253	1,186
Corporate and Other	679	745
Total Assets	$5,082	$5,099

NOTE 15

SUBSEQUENT EVENT

Dividends

On October 11, 2012, the Board of Directors declared a cash dividend of $0.1033 per share, payable on January 1, 2013, to shareholders of record on November 16, 2012.

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

Page  |  23

Unless the context otherwise requires, references in these notes to “Exelis,” “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. and its subsidiaries. References in these notes to “ITT” or “parent” refer to ITT Corporation, an Indiana corporation, and its subsidiaries (other than Exelis), unless the context otherwise requires.

Economic Opportunities, Challenges, and Risks

The United States continues to face significant economic and fiscal challenges, including slow GDP growth, high unemployment, and persistent U.S. federal government budget deficits. Concerns over fiscal deficits and the national debt continue to drive the political debate and no national consensus exists on the appropriate level of defense and other federal spending, making long-term funding targets and priorities unclear.

This uncertainty is not likely to abate prior to the U.S. presidential election in November 2012, and we expect that fiscal uncertainty is likely to prevail through mid-December 2012. We believe the prospects for finalizing fiscal year 2013 spending levels remain low because Congress has failed to pass either a fiscal year 2013 budget resolution or the individual appropriations bills that serve to allocate discretionary spending among the federal government’s cabinet agencies, commissions, boards and independent agencies. For the near term, Congress has enacted a six month continuing resolution (CR), which will keep the government operating through March 27, 2013.

The CR assumes a top line discretionary spending amount of $1.05 trillion for fiscal year 2013, consistent with the Comprehensive Budget Agreement (CBA) of August 2011, which translates into an expected spending level of $608 billion for the DoD, down from $634 billion in fiscal year 2012, driven in large part by declining Overseas Contingency Operation (OCO) funding of $89 billion, down from about $115 billion in fiscal year 2012. The CBA also includes a provision known as “Sequestration,” scheduled to be implemented in January 2013, which would impose significantly greater cuts to DoD budgets over the next ten years, unless a compromise solution to reduce budget deficits is reached by Congress and the President. If Sequestration were implemented it would significantly reduce most defense and domestic discretionary spending by fixed percentages of approximately 9% and 8%, respectively.

We believe potential solutions to this budgetary uncertainty include the following: a yearlong CR with no enacted fiscal year 2013 appropriations bills or budget resolutions; a short term one year spending reduction bill which temporarily delays the first year of Sequestration; or a comprehensive multi-year budget agreement which combines spending cuts, tax reform, and entitlement or mandatory spending formula changes. Companies which derive substantial revenues from federal contracting will benefit the most from a comprehensive agreement which implements fundamental multi-year changes that would prevent Sequestration from actually occurring. The debate over how and when a solution may be reached over the as-yet unresolved Sequestration issue remains a significant issue for the defense industry.

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

Page  |  24

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

Executive Summary

Exelis reported revenue of $1.4 billion for the quarter ended September 30, 2012, a decrease of 11% compared to the corresponding period in 2011. The decrease in revenue was driven by revenue declines of 18% in our C4ISR Electronics and Systems segment primarily due to lower demand for surge-related products, including our Night Vision products and Single Channel Ground and Airborne Radio Systems (SINCGARS). Revenue also declined 5% within our Information and Technical Services segment primarily due to the completion of an Advanced Information Systems contract.

Operating income for the three months ended September 30, 2012 was $143, reflecting a decrease of $13 or 8% compared to the corresponding prior year period primarily due to lower revenue. Overall, operating margin increased quarter-over-quarter to 10.5% from 10.2% primarily due to lower selling, general and administrative expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$88	$101	$244	$262
Separation costs, net of tax	4	6	19	15
Reversal of separation related tax receivable write-down	(4)	—	(4)	—
Reversal of separation related tax items	(4)	—	—	—
Adjusted net income	$84	$107	$259	$277

Page  |  25

DISCUSSION OF FINANCIAL RESULTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Product and service revenue	$1,361	$1,529	(11.0)%	$4,161	$4,359	(4.5)%
Cost of product and service revenue	1,083	1,198	(9.6)%	3,305	3,461	(4.5)%
Operating expense	135	175	(22.9)%	430	506	(15.0)%
Operating income	143	156	(8.3)%	426	392	8.7%
Operating margin	10.5%	10.2%		10.2%	9.0%
Interest expense	9	1	800%	29	1	2,800%
Other expense (income), net	(4)	1	(500)%	3	(13)	123%
Income tax expense	50	53	(5.7)%	150	142	5.6%
Effective tax rate	36.2%	34.4%		38.1%	35.1%
Net income	$88	$101	(12.9)%	$244	$262	(6.9)%

Revenue

Revenue for the three and nine months ended September 30, 2012 decreased $168 or 11.0% and $198 or 4.5%, respectively, as compared to the same prior year periods. The following table illustrates revenue for our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
C4ISR Electronics & Systems	$611	$746	(18.1)%	$1,884	$2,114	(10.9)%
Information & Technical Services	750	786	(4.6)%	2,277	2,250	1.2%
Eliminations	—	(3)		—	(5)
Total Revenue	$1,361	$1,529	(11.0)%	$4,161	$4,359	(4.5)%

Revenue from our C4ISR Electronics and Systems segment decreased $135 and $230 for the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011. The decrease in revenue for the three and nine months ended September 30, 2012 was primarily due to volume declines in surge-related products, including Night Vision products of approximately $87 and $135, respectively, SINCGARS products of approximately $63 and $124, respectively, and Counter RCIED Electronic Warfare (CREW) 2.1 and special purpose jammers products of approximately $10 and $35, respectively. The decrease in revenue for the three and nine months ended September 30, 2012 as compared with the same prior year periods was partially offset by higher revenue from the sales of our Band C Upgrade kits for legacy CREW products of approximately $45 and $75, respectively. Additionally, for the nine months ended September 30, 2012, sales of other counter-IED systems increased by approximately $31 as compared to the same period in 2011.

Revenue from our Information and Technical Services segment decreased $36 for the three months ended September 30, 2012 as compared with the same period in 2011. The decrease in revenue was

Page  |  26

primarily due to lower revenue on our Technology and Systems Engineering Bridge (TSE Bridge) program of approximately $19 and lower activity on our Kuwait Based Operations and Security Support Services (K-BOSSS) contract of approximately $15 and our Total Army Communications for Southwest Asia, Central Asia and Africa (TACSWACAA) program of approximately $14. The TSE Bridge program, performed in our Advanced Information Systems area, ended in late 2011. The decrease in revenue for the three months ended September 30, 2012 as compared with the same prior year period was partially offset by higher revenue from Afghan National Security Forces (ANSF) Facilities Support programs of approximately $14.

Revenue from our Information and Technical Services segment increased $27 for the nine months ended September 30, 2012 as compared with the same period in 2011. The increase in revenue was primarily due to efforts to support NASA under our Space Communication and Networks Services (SCNS) contract, which had a revenue increase of approximately $52, and efforts to support the U.S. Armed Services on our Afghanistan Programs, including the ANSF Facilities Support programs and the Logistics Civilian Augmentation Program (LOGCAP), which had revenue increases of approximately $51 and $30, respectively. The SCNS contract provides most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, including the International Space Station. The increase in revenue for the nine months ended September 30, 2012 was partially offset by lower revenue on the TSE Bridge program of approximately $56, and lower net revenue on our Middle East Programs, including a decrease on the Kuwait based Army Preposition Stock-5 (APS-5 Kuwait) contract of approximately $54.

Cost of Revenue and Operating Expenses

Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Cost of product revenue	$434	$510	(14.9)%	$1,328	$1,465	(9.4)%
% of product revenue	71.0%	68.5%		70.5%	69.4%
Cost of service revenue	649	688	(5.7)%	1,977	1,996	(1.0)%
% of service revenue	86.5%	87.6%		86.8%	88.8%
Selling, general and administrative expenses	114	150	(24.0)%	377	429	(12.1)%
% of total revenue	8.4%	9.8%		9.1%	9.8%
Research and development expenses	18	24	(25.0)%	48	72	(33.3)%
% of total revenue	1.3%	1.6%		1.2%	1.7%
Restructuring and asset impairment charges, net	3	1	200%	5	5	—

Cost of Product and Service Revenue

The decrease in cost of product revenue of $76 or 14.9% and $137 or 9.4% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 was primarily due to lower revenue in our C4ISR Electronics and Systems segment. The cost of product revenue as a percentage of product revenue increased for the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011 due to a net sales mix of lower margin products.

Page  |  27

The decrease in cost of service revenue of $39 or 5.7% for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to lower revenue in our Information and Technical Services segment. The cost of service revenue as a percentage of service revenue decreased for the three months ended September 30, 2012 as compared to the corresponding period in 2011 primarily due to productivity improvements and contract pricing adjustments on several contracts in our Air Traffic Management and Afghanistan Programs areas.

The decrease in cost of service revenue of $19 or 1.0% for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to productivity improvements in our Information and Technical Services segment. The cost of service revenue as a percentage of service revenue decreased for the nine months ended September 30, 2012 as compared to the corresponding period in 2011 primarily due to productivity improvements and contract pricing adjustments on several contracts in our Air Traffic Management and Afghanistan Programs areas.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses as a percent of total revenue were 8.4% and 9.1% for the three and nine months ended September 30, 2012, respectively, compared to 9.8% in both of the same periods in 2011. The decrease in SG&A expenses as a percent of total revenue as compared to the same periods in 2011 was due to lower SG&A expenses, partially offset by lower revenue in both periods. For the three and nine months ended September 30, 2012, SG&A expenses decreased as compared to the same periods in 2011 primarily due to the absence of general corporate expense allocations from ITT of $31 and $90, respectively, and cost reductions partially resulting from prior year restructuring in our C4ISR Electronics and Systems segment, partially offset by higher net periodic benefit costs of $10 and $29, respectively, and higher general corporate expenses necessary to operate as a stand-alone company. The Corporate expense allocations received from ITT during the three and nine months ended September 30, 2011 included allocations for pension and other defined benefit postretirement plan costs of $27 and $67, respectively.

Research and Development Expenses (R&D)

The decrease in R&D expenses of $6 or 25.0% and $24 or 33.3% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 primarily reflects the completion of certain R&D projects for integrated electronic warfare systems, other communication technologies and night vision technologies primarily within our C4ISR Electronics and Systems segment.

Restructuring and Asset Impairment Charges, Net

During the three and nine months ended September 30, 2012, we recognized net restructuring and asset impairment charges of $3 and $5, respectively. Restructuring and asset impairment charges, net, for the three and nine months ended September 30, 2011 were $1 and $5, respectively. The period-over-period changes in restructuring and asset impairment charges, net, were not significant.

Page  |  28

Operating Income

The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
C4ISR Electronics & Systems	$84	$107	(21.5)%	$261	$278	(6.1)%
Operating margin	13.7%	14.3%		13.9%	13.2%
Information and Technical Services	59	49	20.4%	165	114	44.7%
Operating margin	7.9%	6.2%		7.2%	5.1%
Total operating income	$143	$156	(8.3)%	$426	$392	8.7%
Total operating margin	10.5%	10.2%		10.2%	9.0%

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $26 and $79 for the three and nine months ended September 30, 2012, respectively, and by approximately $52 and $127 for the three and nine months ended September 30, 2011, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current three and nine month periods.

Operating income at our C4ISR Electronics and Systems segment for the three months ended September 30, 2012 decreased $23 or 21.5% as compared to the same period in 2011. Operating income as a percentage of revenue was 13.7% for the three months ended September 30, 2012 as compared to 14.3% for the same period in 2011. The decrease in operating margin was primarily due to higher cost of product revenue as a percentage of product revenue for the three months ended September 30, 2012 as compared to the same period in 2011.

Operating income at our C4ISR Electronics and Systems segment for the nine months ended September 30, 2012 decreased $17 or 6.1% as compared to the same period in 2011. Operating income as a percentage of revenue was 13.9% for the nine months ended September 30, 2012 as compared to 13.2% for the same period in 2011. The increase in operating margin was primarily due to lower SG&A expenses as a percentage of product revenue for the nine months ended September 30, 2012 as compared to the same period in 2011.

Operating income at our Information and Technical Services segment for the three and nine months ended September 30, 2012 increased $10 or 20.4% and $51 or 44.7%, respectively, as compared to the same periods in 2011. Operating income as a percentage of revenue for the three and nine months ended September 30, 2012 was 7.9% and 7.2%, respectively, as compared to 6.2% and 5.1% for the same periods in 2011. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue for both the three and nine months ended September 30, 2012 as compared to the same periods in 2011.

Page  |  29

Impact to Operating Income from Postretirement Expense

We recorded net periodic benefit costs of $12 and $36 for the three and nine months ended September 30, 2012, respectively, as compared to $2 and $7, respectively, in the same periods in 2011. During the three and nine months ended September 30, 2011, we received allocations from ITT for pension and other defined benefit postretirement plan costs of $27 and $67, respectively.

Total postretirement defined benefit plan costs, including both net periodic benefit costs and the allocations from ITT, decreased $17 quarter-over-quarter and $38 year-to-date as compared to the same periods in 2011. This decrease is primarily attributable to a longer amortization period for the net actuarial losses partially offset by higher unamortized net actuarial losses and the assumption of the full costs of certain defined benefit plans received from ITT in connection with the Spin-off (Transferred Plans). Beginning on January 1, 2012, we are using a new amortization period for the ITT Salaried Retirement Plan (U.S. SRP), our largest defined benefit pension plan, as a result of changes to the plan from the Spin-off and other plan modifications that caused almost all plan participants to stop accruing future benefits. Net actuarial losses will now be amortized over the average remaining life expectancy of the plan participants instead of the average remaining service period of plan participants.

Interest Expense, Net

For the three and nine months ended September 30, 2012, the Company recorded interest expense, net, of $9 and $29, respectively, compared to $1 for both periods in 2011. Interest expense, net, is primarily related to our $650 senior notes issued in late September 2011.

Other Expense (Income), Net

For the three months ended September 30, 2012 and 2011, the Company recorded other income, net, of $4 and other expense, net, of $1, respectively. The quarter-over-quarter change was not significant.

For the nine months ended September 30, 2012, the Company recorded other expense, net, of $3 compared to other income, net, of $13 in the same period in 2011. Other income, net, was primarily related to our sale of an investment in marketable securities during 2011.

Income Tax Expense

For the three and nine months ended September 30, 2012, the Company recorded income tax provisions of $50 and $150, respectively, which represents effective tax rates of 36.2% and 38.1%, respectively, as compared to $53 or 34.4% and $142 or 35.1%, respectively, during the same prior year periods. The increase in the quarterly and year-to-date effective tax rates as compared to the same periods in 2011 were primarily due to reduced U.S. manufacturing deductions and the expiration of the federal research and development credit, which expired at the end of 2011. The tax rate in the third quarter of 2012 was also decreased by discrete items related to the Spin-off.

Backlog

Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually

Page  |  30

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

Funded orders received decreased $0.6 billion, to $3.7 billion, during the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to the absence of several large funded orders within our Middle East Programs received during the first nine months of 2011. At September 30, 2012, total backlog was $10.5 billion compared to $11.7 billion at December 31, 2011. The decrease in total backlog relates primarily to lower backlog for Night Vision products and on previous awards within our Middle East and Afghanistan Programs.

Backlog consisted of the following:

	September 30,	December 31,
(In billions)	2012	2011
Funded backlog	$3.2	$3.6
Unfunded backlog	7.3	8.1
Total backlog	$10.5	$11.7

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

Page  |  31

The Moving Ahead for Progress in the 21st Century Act, which was signed into law on July 6, 2012, includes an interest rate stabilization provision that will impact the minimum funding requirements. We expect that this provision will reduce our minimum funding thresholds for the remainder of 2012 and for the next two years thereafter.

At December 31, 2011, our defined benefit pension plans were underfunded by $1.9 billion. During the nine months ended September 30, 2012, we made total contributions of $265 to our qualified pension plans. We estimate that our minimum funding requirements for the remainder of 2012 will not exceed $2.

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

On August 14, 2012, the Board of Directors declared a cash dividend of $0.1033 per share, payable on October 1, 2012 to shareholders of record on August 31, 2012. During the nine months ended September 30, 2012, we declared three quarterly dividends totaling $59 or $0.3099 per share.

On October 11, 2012, the Board of Directors declared a cash dividend of $0.1033 per share, payable on January 1, 2013, to shareholders of record on November 16, 2012.

Sources and Uses of Liquidity

The following table provides the net cash provided by or used in operating activities, investing activities and financing activities.

	Nine Months Ended September 30,
	2012	2011
Operating Activities	$97	$343
Investing Activities	(127)	(45)
Financing Activities	102	(250)
Foreign Exchange	6	(2)
Net change in cash and cash equivalents	$78	$46

Net cash provided by operating activities decreased $246 for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to a $260 increase in postretirement benefit plans payments and changes in other liabilities of $169 partially offset by changes in deferred taxes of $128.

Page  |  32

Net cash used in investing activities increased $82 for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to net cash paid for acquisitions of $42 and higher capital expenditures related to facilities and equipment to support new and existing products of $31.

Net cash provided by financing activities increased $352 for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to net borrowings under our commercial paper program of $134 to fund working capital requirements and contributions to our defined benefit pension plans, and the absence of $899 of cash transfers to our former Parent net of proceeds from the issuance of debt of $649. The increase in net cash provided by financing activities was partially offset by dividend payments of $39.

Capital Resources

At September 30, 2012, the Company had cash and cash equivalents of $194 and a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was $134 of commercial paper outstanding under our commercial paper program, resulting in net borrowing capacity under the credit facility of $466 as of September 30, 2012.

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

In connection with the Spin-off, on September 20, 2011, we issued $250 of 4.25% senior notes due in 2016 and $400 of 5.55% senior notes due in 2021. Interest on the senior notes is payable on April 1 and October 1 of each year. The senior notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The senior notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions.

During the third quarter of 2012, we completed an exchange of all the senior notes for new registered senior notes with terms substantially identical in all material respects to the senior notes, except for the elimination of the transfer restrictions and related rights.

The commercial paper, credit facility and senior notes are discussed further in Note 9, “Debt,” in the notes to the unaudited Condensed Consolidated and Combined Financial Statements.

Contractual Obligations

There have been no material changes to our contractual obligations from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Page  |  33

Off-Balance Sheet Arrangements

At September 30, 2012, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide to them.

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

Page  |  34

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates and foreign currency exchange rates.

Our outstanding long-term debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper will be exposed to interest rate fluctuations. Our sensitivity to a one percent change in interest rates for our commercial paper, assuming amounts outstanding at September 30, 2012 remained outstanding for one year, would not be material to the financial statements. We do not consider the market risk exposure to foreign currency exchange rates to be material to the financial statements.

We may use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Page  |  35

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) See the Exhibit Index for a list of exhibits filed herewith.

Page  |  36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIS INC.
(Registrant)

November 2, 2012	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer (Principal Accounting Officer)

Page  |  37

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on May 11, 2012 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(4.4)	Registration Rights Agreement, dated as of September 20, 2011, between Exelis Inc., ITT Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 4.7 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(11)	Statement re computation of per share earnings	Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 3 to the Condensed Consolidated and Combined Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement re computation of ratios	Filed herewith.

Page  |  38

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)	The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated and Combined Statements of Operations, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated and Combined Statements of Cash Flows and (v) Notes to Condensed Consolidated and Combined Financial Statements.	Submitted electronically with this Report.

Page  |  39