Form 10-K
period 2012-12-31
Exelis Inc.
filed 2013-03-01
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended December 31, 2012

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales on the New York Stock Exchange on June 30, 2012) was approximately $1.8 billion.

The number of shares of common stock issued and outstanding at February 21, 2013 was 188,304,262.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Page  |  2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(Dollars in millions, except per share amounts, unless otherwise stated)

Company Overview

Exelis Inc. (“Exelis” or the “Company”) is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which we supply to military, government and commercial customers in the United States and globally. We provide mission-critical systems in the areas of network communications, sensing and surveillance, electronic warfare, navigation, air traffic solutions and information systems with growing positions in cyber security, composite aerostructures, logistics and technical services. Our customers include the United States (U.S.) Department of Defense (DoD), including the U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, we participate in many high priority defense and non-defense programs in the United States. We conduct most of our business with the U.S. Government, principally the DoD. On October 31, 2011, ITT Corporation (“ITT”) completed the spin-off (the “Spin-off”) of Exelis, formerly ITT’s Defense & Information Solutions segment, and Exelis became an independent, publicly traded company. Exelis Inc. was incorporated in Indiana on May 4, 2011.

We operate in two segments: C4ISR Electronics and Systems, and Information and Technical Services. Our C4ISR Electronics and Systems segment provides communications, electronic warfare, imaging and image-processing, radar and sonar systems, space systems, and aerostructures for government and commercial customers around the world. Our Information and Technical Services segment provides a broad range of systems integration, network design and development, cyber, intelligence, operations, sustainment, advanced engineering, logistics, space launch and range-support solutions for a wide variety of U.S. military and government agency customers. We have successfully completed and integrated several acquisitions over the last five years, which have broadened our product and technology portfolio and expanded our customer base.

We employ approximately 19,900 people on four continents. Our workforce includes an experienced management team with a proven ability to win new contracts, enter new markets, drive operating efficiency, and lead development of advanced technologies and solutions.

Our Business Strategy and Core Strengths

We create value by being an agile, efficient and reliable supplier of critical systems, components and services for our U.S. Government customers as well as our international government and commercial customer base, particularly in the areas of C4ISR-related electronics, aerostructures, air traffic management, and secure integrated data and voice networks. We view the following strategies as our fundamental means for value-creation:

Leveraging our Core Strengths

We have created a culture of “adaptive ingenuity” — combining premier operating efficiency, intimate knowledge of our customers’ needs, technical expertise and innovation. We believe that we

Page  |  3

are quick and nimble and able to provide ready-to-deploy and affordable solutions for our customers’ most pressing needs. We are also “platform-agnostic,” in that we provide essential systems and components on a wide variety of aircraft, ships, ground vehicles, unmanned systems, and satellites, so that our business prospects are not tied to the future of any single program. We see our diverse portfolio as an advantage in the current defense budget environment, as we have strong incumbent positions on many key programs, a robust pipeline of competitive opportunities, and, for the year ended December 31, 2012, no single program accounted for more than 9% of our total revenue. Our core strengths are further explained below:

•

Premier operating efficiency: Lean and Six Sigma programs are embedded in our culture and operating ethic. In addition, in 2010 we launched and completed a structural transformation that reduced the number of business units, layers of management, and facility footprint, while right-sizing our workforce to prepare for the volume reductions we expected starting in 2010 of some of our products, including Single Channel Ground and Airborne Radio System (SINCGARS) radios, Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (CREW) jammers, and night vision goggles, from peak war-surge levels to normal volumes. We intend to continue to aggressively reduce costs, minimize overhead, increase productivity, and streamline our footprint to ensure optimum utilization of our production facilities.

•

Customer relationships: Understanding our customers’ needs is essential to winning and sustaining their trust and earning repeat business and, as such, we will continue our focus on the “Voice of the Customer.” We believe that our innovative culture, domain expertise and deep understanding of customer needs are essential to developing and delivering tailored customer solutions.

•

Experienced team: Our senior corporate team, division presidents, and business unit general managers have an average of 20 years of experience in the aerospace and defense industry. Approximately 25% of our employees have engineering degrees and approximately 200 of our employees hold Ph.Ds.

•

Diverse portfolio and breadth of programs: Our systems and components provide a wide array of mission-enabling technologies on defense and commercial platforms in the air, at sea, on the ground, and in space. For example, our systems (spanning electronics, antennas, and structural systems) are on the F-35 Joint Strike Fighter (JSF), F/A-18C/D/E/F, F-22, F-16, F-15E, EA-18, EA-6B, E-2C, B-1B, B-2, B-52, C-130, CH-53K, C17, AV-8B, A-6F, P-8, AH-64, MQ-9 Reaper (UAV), and a variety of NATO aircraft including Tornado, Eurofighter and Gripen. Our composite aerostructures and antennas are widely used on commercial jets made by Boeing and Airbus, and Sikorsky commercial helicopters. At sea, our systems and technologies are essential to the Navy’s aircraft carriers, submarines and Littoral Combat Ships, as well as the Coast Guard’s Deepwater platforms. On the ground, we provide communications and electronic force protection systems for over 120 ground vehicle and weapon system types, including HMMWVs, MRAPs, M-ATVs, and various armored combat vehicles. Also, as the leading supplier of night vision goggles, we help pilots, ground troops and surface ship combatants to “own the night,” whether operating aboard the many platforms noted above or dismounted. In space, our positioning, navigation and meteorological systems are on board every U.S. Government GPS and weather monitoring satellite, and we are a leader in advanced optical systems for aerospace applications. In commercial aviation, we are the prime contractor for the FAA’s Automated Dependent Surveillance-Broadcast (ADS-B) contract, which we believe will improve the safety, capacity and efficiency of aviation while accommodating future air traffic growth. We are also extending our position in the commercial aviation market by integrating real time surveillance data from ADS-B and other sources into our next-generation airport operations management system called Symphony. We believe our

Page  |  4

diversified platform and program exposure, extending from deep space to undersea, is a core strength that mitigates risk to specific defense program cuts and creates multiple opportunities for growth.

Proactive portfolio management

We take a proactive and disciplined approach to our portfolio by aligning our businesses with enduring and growing customer needs. Our multifaceted defense portfolio has been well-positioned to support the critical needs of the DoD through a decade of heavy troop deployments and conflict. We are addressing the expectation of tighter defense budgets to come by broadening our customer base to include other U.S. Government agencies, allied international governments and commercial customers. We are particularly focused on product and service offerings in areas of enduring demand such as air traffic management, advanced imaging systems, navigation technologies, climate and environmental monitoring, composite structures, and networks and information enabled solutions. As set forth in the chart below, our non- DoD and U.S. Intelligence Community end-user customers were approximately 31% of total revenue for the year ended December 31, 2012.

2012 Revenue by End User

While we protect and expand our core positions as a prime systems and service contractor and first-tier defense electronics supplier, we recognize that defense spending trends and priorities are subject to change and are likely to be different over the coming decade than they were in the last. To this end, we may undertake select divestitures and acquisitions that enhance our ability to deliver greater value to our shareholders.

We are both a prime contractor and a supplier of first-tier systems, subsystems, and components, with approximately 80% of our revenues coming from contracts where we are the prime contractor.

Innovative technologies and solutions

We focus on investing in next-generation technologies and solutions that address customer priorities. We sustain and cultivate our strong culture of innovation which is centered on:

•	Advanced technologies in integrated electronic warfare, night vision, networked information and communications, sensors and surveillance, image processing, air traffic management, and aerostructures.

Page  |  5

•

Creative approaches to rapidly fielding affordable solutions for critical customer needs, such as our Global Network On the Move Active Distribution (GNOMAD) solution for affordable vehicle-mounted tactical satellite communications, our handheld Netted Iridium radios for secure, 24/7 beyond-line-of-sight voice and data communications, and our Knight Owl compact imaging systems mounted on Unmanned Aerial Vehicles (UAVs) to perform persistent surveillance missions over wide geographical areas.

•

Advanced technical services focused on critical customer missions including, for example, designing, building, operating and sustaining large, specialized and secure communications networks for customers for whom outages are high-risk such as NASA’s Deep Space Network.

•

Collaboration internally across our diverse businesses and externally with expert partners to strive to deliver “best-in-class” offerings on new business opportunities. Examples include our winning solution as the prime contractor for the FAA’s ADS-B system, where we are providing GPS-based positioning data for aircraft throughout the United States, and our role as a major subcontractor on the next generation Global Positioning System Operational Control System (GPS OCX) project for the U.S. Air Force, where we are providing key components for navigation and system security.

Organic and geographic growth, while broadening our customer base

We aim to grow market share, expand into adjacent markets and penetrate non-DoD customers. Our strong incumbent positions and large fielded base of night vision devices, radios, jammers, radars and other electronic equipment (much of it expected to remain in operation for decades) provide opportunities for future upgrades, modernization and sustainment contracts as the military services seek affordable alternatives to costly and unproven replacement programs in an effort to stretch procurement dollars in a tighter fiscal environment. We also intend to grow our international sales. For the year ended December 31, 2012, international sales were $546, approximately 10% of our total revenue. Our focus is on allied countries with enduring defense needs or countries that seek modernization of their air traffic management infrastructures, including higher-growth markets in the Middle East, Asia-Pacific, India, and Brazil. We will also pursue extensions of existing technologies into commercial markets, such as air traffic management data for commercial air carriers and composite structures for commercial fixed and rotary-wing aircraft.

Business Segments

We operate in two segments: C4ISR Electronics and Systems, and Information and Technical Services.

C4ISR Electronics and Systems

Our C4ISR Electronics and Systems segment had revenues of $2.5 billion, $2.8 billion and $3.6 billion and operating income of $350, $385 and $563 for the years ended December 31, 2012, 2011 and 2010, respectively, and accounted for 45%, 48%, and 61%, respectively, of our total revenues. This segment consists of the following major product lines:

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

Page  |  6

premier frontline strike fighter, the F-18, and Special Operations Forces (SOF) MH-60s and MH-47, and also holds prominent electronic warfare positions on the B-1B, B-52, CV-22, C-130 and F-16 (International) platforms. We are a key provider of mechanical and combined influence mine sweeping devices to the U.S. Navy. IEWS is also a leader in Airborne Electronic Attack (AEA), fielding systems on the B-1, B-52, F-16, F-18, SOF C-130s and the EA-6B. We have pursued cutting-edge technology with all of the U.S. services and agencies including DARPA. We currently have over 25 development contracts underway that we believe will advance electronic warfare, including a family of very light electronic warfare payloads for the ever growing array of unmanned vehicles.

Communications Systems and Force Protection Systems

Communication Systems and Force Protection Systems (CFPS) is a leader in the design and manufacture of radio frequency (RF)-based systems. The business has fielded more than 25,000 state-of-the-art CREW Vehicle Receiver/Jammer (CVRJ) systems, currently in use by the U.S. Army, Marine Corps, Navy and Air Force. We also specialize in tactical, satellite, wireless and special mission communications systems; information assurance and cryptographic systems; Global Positioning Systems (GPS); mobile ad hoc networking (MANET) solutions; and integrated C3 solutions for U.S. and allied forces, as well as many government agencies. Products include SINCGARS, the most widely deployed military tactical radio program in the world with more than 650,000 units in use in more than 35 countries. CFPS is also the developer of the Soldier Radio Waveform (SRW), one of the key enablers for Joint Tactical Networking (JTN) applications. We have developed advanced technology to implement the SRW waveform at lower size, weight, power and cost (SWAP-C), and will be a strong competitor for future tactical radio programs.

Night Vision and Imaging

Our Night Vision and Imaging business is a leader in image intensification, sensor fusion and digital night vision technology, integrated power and sensing devices, and decision support software and services solutions that manage, exploit, analyze, visualize, interpret, and disseminate image related data. We are the world’s leading developer, producer, and supplier of Generation 3 image intensification technology for U.S. and allied military forces, as well as the federal homeland security market, and we are the single largest producer of high performance night vision products in the world. We provide AN/PVS-14 and AN/PVS-7 ground night vision goggles and spare image intensifier tubes to the U.S. military and allies, via foreign military sales, and we are the primary supplier to the U.S. military for the AN/AVS-6 and AN/AVS-9 aviation night vision goggle, which provides rotary- and fixed-wing pilots the ability to operate in extreme low-light situations. We developed (and were the sole provider of) the Enhanced Night Vision Goggle Optical (ENVG(O)) system, which was the first production goggle to optically overlay traditional night vision imagery with long wave thermal infrared imagery. This allows the U.S. military to effectively operate in extreme low light conditions and obscured battlefield conditions. We are currently a leading supplier of the 2nd generation ENVG(O) system, the Spiral Enhanced Night Vision Goggle (SENVG), to the U.S. military. We are also a recognized innovator of night vision power supply technology and custom power supplies for commercial and military applications worldwide, including military ground vehicles, munitions, advanced countermeasures, radar systems and avionics. Additionally, we offer integrated software solutions that scientists, defense and intelligence professionals, Geographic Information System users, researchers, and medical research professionals use to turn complex data into useful information. From remote sensors on UAVs, we deliver streaming imagery and video data in an environment challenged by information overload, constrained bandwidths and multiple end-users. Our capabilities span the geospatial intelligence chain for capturing, processing and analyzing, managing, and disseminating imagery and video.

Page  |  7

Intelligence, Surveillance and Reconnaissance Systems

Our Intelligence, Surveillance and Reconnaissance (ISR) Systems business serves a broad array of government, civil and commercial customers with intelligence, surveillance and reconnaissance systems that enhance information superiority, contribute to our national security, provide actionable data, and protect property and human life. Our specialized capabilities include, high reliability remote sensing payloads for ground, air and space, offering active and motion imaging, which provide data processing, exploitation, and dissemination and system performance modeling and simulation. We also provide solutions that map and monitor the earth for a variety of commercial and governmental users. Our imaging payloads or sensor systems have been at the heart of nearly every U.S. commercial remote sensing satellite system. Our sensors currently provide all of the commercial high resolution space-based imagery in the United States, and we now are expanding this expertise to pursue several international opportunities. Our environmental systems monitor and evaluate our global environment with space and airborne remote sensing and ground data processing.

Radar, Reconnaissance and Acoustic Systems

Radar, Reconnaissance and Acoustic Systems (R2A) provides high-performance, high-quality RF and acoustic surveillance sensors for both domestic and international defense customers, with a portfolio of related technology-based products in the commercial area. R2A’s core capabilities include defense surveillance radars, air traffic control radars, command and control, towed and hull mount sonars, tactical data links and airborne multifunction radars. The R2A business also provides electronic warfare and signal intelligence systems for reconnaissance and surveillance, with monitoring and signal processing systems and equipment for Electronic Intelligence (ELINT), Electronic Support Measures (ESM), Electronic Counter Measures (ECM) and Signals Intelligence (SIGINT) applications. We have provided more than 1,500 ESM /ELINT systems to customers in more than 30 countries during the past 20 years. Capitalizing on its capability to produce highly engineered piezoelectric devices, R2A has developed innovative applications of this technology to address the healthcare markets.

Integrated Structures

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

Positioning, Navigation and Timing

Our Positioning, Navigation and Timing (PNT) business is a total GPS navigation systems supplier providing high-performance, reliable, cost-effective GPS payload, receiver and control solutions. We have developed more than 50 GPS satellite payloads that have been on every U.S. Government GPS satellite ever launched and accumulated over 500 years of on-orbit life without a single mission-related failure due to our equipment. Today, new GPS technologies are being developed that will

Page  |  8

dramatically improve the accuracy and reliability of this global utility under the GPS III program. The next generation Global Positioning System Operational Control System (GPS OCX) will provide command, control and mission support for all current and future GPS satellites based on a modern, service-oriented architecture that will integrate a government and industry open system standard. We are providing the key navigation processing elements and precision monitor station receivers during the current phase of the GPS OCX program that includes advanced anti-jam capabilities, and improved system security, accuracy and reliability.

Information and Technical Services

Our Information and Technical Services segment had revenues of $3.0 billion, $3.0 billion and $2.3 billion and operating income of $211, $150 and $126 for the years ended December 31, 2012, 2011 and 2010, respectively, and accounted for 55%, 52% and 39%, respectively, of our total revenue. The segment consists of the following major program areas:

Communication, Command and Control Systems

Our Communication, Command and Control Systems (C3S) business provides systems engineering, lifecycle sustainment, logistic support, modernization, and operations and maintenance for U.S. military launch, test and training ranges, NASA’s Ground Communications Networks and other high-priority U.S. Government assets throughout the world. C3S supports complex mission requirements that cover a broad spectrum of support, from facilities maintenance to reverse engineering of legacy systems. Key areas of support include system engineering, sustainment, logistics, depot maintenance, software engineering and configuration management for range instrumentation such as tracking, telemetry, optical, weather, communications, and command & control networks and systems. We are the prime contractor on NASA’s Space Communications Network Services (SCNS) contract for the Goddard Space Flight Center, which provides most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, such as the International Space Station. In support of NASA and Jet Propulsion Laboratory under the Deep Space Network (DSN) contract; we operate, maintain, and sustain the communications network and infrastructure that supports deep space exploration missions, such as the Cassini mission to Saturn and the Mars Rovers. We are also the prime contractor for the Joint Spectrum Center’s (JSC) Electromagnetic Spectrum Engineering Services contract, where we provide engineering systems support, technical analysis, test support, and long-term strategic planning as JSC meets national security and military objectives related to the use of electromagnetic spectrum. C3S also provides payload processing and launch services for numerous government agencies. These key systems and assets are critical to the launch range and space communications network infrastructures, including the world’s largest air, land and sea training range for the U.S. Navy, the U.S. Air Force space launch ranges on the U.S. East and West Coasts and NASA’s space ground communications networks.

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

Page  |  9

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

Afghanistan Programs

Afghanistan Programs (AP) consists of two contracts with the U.S. Army Corps of Engineers to provide facilities operations, maintenance and training services for the Afghan National Security Forces (ANSF) and the Combined Security Transition Command in both Northern and Southern Afghanistan (ANSF Facilities Support programs). Under these two contracts, AP provides operations and maintenance support for more than 300 ANSF locations in Afghanistan, while simultaneously training Afghans to assume responsibility for the facilities at the completion of the contract. AP also supports the warfighter under the Logistics Civilian Augmentation Program (LOGCAP), which provides logistics and supply operations, airfield operations and transportation support to the U.S. warfighter and to the Afghanistan National Security Forces.

Air Traffic Management

Our Air Traffic Management business has a 30-year history as a trusted provider of air traffic control navigation, communication and surveillance solutions. We provide the FAA with engineering expertise and full system solutions in the development and implementation of a modernized air traffic system. Our core program is the ADS-B system: the cornerstone program of the FAA’s Next Generation Air Transportation System (NextGen) initiative to modernize from a ground-based system of air traffic control to a satellite-based system of air traffic management. As the prime contractor on ADS-B, we are designing, building and operating a nationwide system of radio communications, telecommunications networks, information technology and software to deliver highly accurate, networked, real-time surveillance data to the automated systems of the FAA. In addition, we are augmenting the ADS-B network with Multilateration surveillance technology, which provides a low-cost alternative ideally suited for remote regions and serves as a radar supplement or gap-filler, and a back-up to ADS-B. We are currently developing leading-edge concepts under the Systems Engineering 2020 (SE2020) contract. The work spans all dimensions of a national effort to transform air traffic control including ground systems, avionics, aircraft, air traffic control rules and procedures, human factors, safety and security, environmental processes and standards. We are extending our integrated network systems capabilities to the commercial aviation market by introducing a comprehensive, web-based application suite called Symphony, which enables key business functions for airports and airlines to improve efficiencies in their operations. This real-time, comprehensive flight tracking data is essential to improving airport stakeholders’ operations, including flight information display systems, billing, auditing, resource allocation and situational awareness.

Middle East Programs

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

Page  |  10

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

Communications and Information Systems

The Communications and Information Systems (CYBER) business supports a variety of U.S. and Joint Forces military activities, as well as Federal civilian communications infrastructures worldwide, ranging from wideband satellite communications systems to diverse network operations and management services. CYBER’s core capabilities include network management; mobile and fixed satellite communications operations and maintenance (SATCOM O&M); help desk support; switch, node and router support; database development; engineering; furnishing and installation of communications systems; information assurance of protected military networks; and field and depot level maintenance of communications equipment. As the prime contractor for the U.S. Army Network Command’s Total Army Communications for Southwest Asia, central Asia and Africa program (TACSWACAA), CYBER maintains world-class operational availability and information security for network resources in the largest battlefield network ever deployed. For the U.S. Southern Command, it operates and maintains tethered aerostats that perform core drug interdiction and air sovereignty missions along the U.S. southern border. High-profile communications support includes operations and maintenance for missions such as the Defense Red Switch Network, which provides the President, Secretary of Defense, Joint Chiefs of Staff, combatant commanders and various agencies with secure communications technology and systems.

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

Industry Background

The federal government remains the largest consumer of services and solutions in the United States. The DoD is the largest purchaser of services and solutions in the federal government and is our largest customer. In addition to the DoD, we do substantial business with the U.S. Intelligence Community, NASA and allied international customers and have sizable business with the FAA.

Page  |  11

In the wake of the 2012 Presidential election, deficit reduction concerns will continue to put pressure on all areas of government spending, including defense. While the President’s fiscal year 2013 Five-year Defense Plan (FYDP) represents a reduction of funding versus the fiscal year 2012 FYDP, we believe there is significant risk of further spending reductions going forward. Within the defense, intelligence and Homeland Security budgets, we anticipate there will be pockets of priority spending, driven by growing needs for sophisticated intelligence gathering, secure information sharing, capabilities that counter anti-access and area-denial intentions, and affordable versus “exquisite” solutions to modernize aged, outmoded, or war-torn equipment. Thus, we foresee sustained levels of funding in the areas of integrated electronic warfare, networked communications, intelligence and information analysis, cyber-security and cyber warfare, UAVs, submarines, sustainment, and affordable upgrades to fielded equipment.

Within the NASA budgets, we expect cuts will focus on high-cost manned space programs. However, we anticipate funding for earth science and space communications network programs in which we participate to persist, as reliance on timely and accurate weather data, environmental monitoring and reliable communications will continue to be priorities in an increasingly mobile, connected, and environmentally responsible society.

Within the FAA, in spite of overall fiscal pressures, we expect continued budget priority to be placed on deployment of next generation air traffic management systems. We expect Congress to continue to fund these critically important programs, driven by increased volumes of air traffic; safety, cost and environmental benefits; the need to better manage congestion around major airports; and the urgent need to replace outdated technology and infrastructure.

Internationally, austerity measures are affecting defense spending among Western European allies, but we project continued strong spending in allied countries that face regional security threats and volatility in the Middle East, Latin America and Asia-Pacific regions. We also see strong interest from Australia and other countries for modernizing their air-traffic management systems.

Customers

Our primary customer is the DoD. In addition, we do substantial business with the U.S. Intelligence Community, NASA and allied international customers and have sizable business with the FAA. Our sources of revenue were as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic
Department of Defense (DoD) and U.S. Intelligence Community	$3,802	$4,154	$4,267
NASA, FAA, Other U.S. Government and U.S. Commercial	1,174	1,151	997
International	546	534	627
Total revenue	$5,522	$5,839	$5,891

International Sales

Our sales to customers outside the United States were $546, $534 and $627 or 10%, 9% and 11% of total revenue in 2012, 2011 and 2010, respectively. Included in sales to customers outside the United States were foreign military sales through the U.S. Government. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including

Page  |  12

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

Regulatory Matters

We act as a prime contractor or major subcontractor for numerous U.S. Government programs. As a result, we are subject to extensive regulations and requirements of the U.S. Government agencies and entities which govern these programs, including with respect to the award, administration and performance of contracts under such programs. We are also subject to certain specific business risks associated with U.S. Government program funding and appropriations and U.S. Government contracts, and with supplying technologically advanced, cutting-edge defense-related products and services to the U.S. Government.

U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract termination and adjustment, and audit requirements. In addition, these regulations govern contract pricing and cost by, among other things, defining allowable and unallowable costs, requiring certification and disclosure of all cost and pricing data in connection with certain contract negotiations, and otherwise governing the right to reimbursement under various flexibly priced U.S. Government contracts. These laws and regulations impose specific cost accounting practices that may differ from accounting principles generally accepted in the United States (GAAP) and therefore require reconciliation, as well as costs associated with compliance with government standards for accounting and management internal control systems. These regulations also impose restrictions on the use and dissemination of classified information for national security purposes and the exportation of certain products and technical data. We also cannot compete for or divest of work if an organizational conflict of interest related to such work exists and/or cannot be appropriately mitigated. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time.

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

Page  |  13

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

We are also subject to government regulations and contract requirements which may differ from U.S. Government regulation with respect to our sales to non-U.S. customers. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act and export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country.

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

Page  |  14

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

Similarly, there is intense competition among many companies in the information and services markets, which are generally more labor intensive. Competitors in the information markets include L-3 Communications Corporation and SAIC, Inc. and competitors in the services markets include DynCorp, KBR and Fluor; as well as several of the other defense industry participants mentioned above, and many other large and small entities with expertise in various specialized areas. Our ability to successfully compete in the information and services markets depends on a number of factors; the most important of which is the capability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of these markets. Accordingly, we have implemented various workforce initiatives to ensure our success in attracting, developing and retaining sufficient resources to maintain or improve our competitive position within these markets.

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

Research and Development

We conduct research and development activities to continually enhance our existing products and services and develop new products and services to meet our customers’ changing needs and requirements and address new market opportunities. During 2012, we invested $67 on research and development efforts compared to $99 in 2011 and $119 in 2010. These expenditures principally have been for product development for the U.S. Government. In addition, we also conduct funded research and development activities under U.S. Government contracts which are included in total revenue.

Page  |  15

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

As of December 31, 2012, we had approximately 19,900 employees, approximately 2,200 of whom were working under collective bargaining agreements with labor unions and worker representatives. These collective bargaining agreements, which cover approximately 11% of our employees, are due to expire at various times through 2015. We have historically renegotiated these agreements without any significant disruption to our operating activities.

Raw Materials, Suppliers and Seasonality

We depend on our extended supply chain for many of the raw materials, components and supplies used in our product and service offerings. We recognize that all supply networks can experience price fluctuations and capacity constraints that put pressure on pricing and lead times. Through our comprehensive supply chain management practices we evaluate our value chain for competitiveness, viability, and overall performance, which is an important and integral element of our overarching integrated management system. Our ability to maintain multiple sources of supply for a majority of the items we acquire reduces the risk of potential disruption to our operations. In those instances where we rely on single sources or are engaged in commodity markets with a limited number of suppliers, we attempt to mitigate those perceived risks through long-term agreements and additional supplier oversight. To date, we have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.

We do not consider any material portion of our business to be seasonal. However, various factors can affect the distribution of our revenue between accounting periods, including the timing of award, the availability of customer funding, product deliveries and customer acceptance.

Backlog

At December 31, 2012, total backlog was $9.5 billion compared to $11.7 billion at the end of 2011. Approximately 45% of total backlog at December 31, 2012 is expected to be converted into revenue in 2013.

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

Contracts

Generally, the sales price arrangements for our contracts are either fixed-price, cost-plus or time-and-material. A fixed-price contract typically offers higher profit margin potential than a cost-plus or

Page  |  16

time-and-material contract, which is commensurate with the greater levels of risk we assume on a fixed-price contract.

On a fixed-price contract, we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Accounting for the revenue on a fixed-price contract generally requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated total profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change.

On a cost-plus contract, we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus contracts with award and incentive fee provisions are our primary variable contract fee arrangements. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees generally provide for a fee based on the relationship which total allowable costs bear to target cost.

On a time-and-material contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus and time-and-material contracts we generally do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

We believe we have a balanced mix of fixed-price, cost-plus and time-and-material contracts and a diversified business base with limited reliance on any single contract.

The table below presents the percentage of our total revenue generated from each contract type for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
Contract Type	2012	2011	2010
Fixed Price	43%	45%	52%
Cost Plus (a)	57%	55%	48%
Total revenue	100%	100%	100%

(a)	Includes time and material contracts.

Environmental

We are subject to stringent federal, state, local and foreign environmental laws and regulations. These environmental laws and regulations are subject to change, which can be difficult to predict reliably and the timing of potential changes is uncertain. Environmental requirements significantly affect our operations and we have established an internal program to address our compliance with them.

Page  |  17

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

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $27 and $29 as of December 31, 2012 and 2011, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.

Cautionary Statement Concerning Forward-looking Statements

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Act”). Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “may,” “could,” “outlook” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Page  |  18

Item 1A. RISK FACTORS

You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. Should any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially and adversely affected, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We face the following risks in connection with the general conditions and trends of the industry in which we operate:

We are dependent on the U.S. Government for a substantial portion of our business, and the outlook for U.S. Government spending is uncertain.

Approximately 86% of our 2012 revenues were derived from products and services ultimately sold to the U.S. Government, including the Department of Defense (DoD). These sales are affected by the federal budget and related federal spending levels.

Federal spending is affected by the state of the U.S. economy and by measures taken to deal with persistent fiscal deficits. The Company’s future results could be affected by budgetary actions taken by Congress to reduce federal spending. However, national security spending is also driven by our nation’s national security posture and the perceived threat environment. U.S. funding in Afghanistan will likely continue to decrease as the U.S. Government plans for its departure in 2014. Such factors have direct bearing on our ability to win new business and deliver on existing contracts, and may affect the timing and volume of our business. Overall, we expect that top-line defense spending will decline over the next several years. Such funding cuts will likely have an impact across the DoD budget, including reductions in operations and maintenance, procurement and research, development, test and evaluation spending. Such reductions in U.S. Government spending and policy could have a material impact on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties.”

Besides affecting spending levels and priorities, U.S. Government policy may impact us in other ways. Changes in U.S. Government contracting regulations and related government practices, for example, could increase our costs of regulatory compliance and could affect our ability to win new business. Also, numerous contracts are subject to security and facility clearances, as well as export licenses, which, if restricted, could adversely affect our business.

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

Page  |  19

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

U.S. Government contractors must comply with many significant procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. If any such regulations or procurement requirements change, our costs of complying with them could increase and therefore reduce our margins.

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

The U.S. Government, from time to time, may require its contractors to reduce certain contract prices, or may disallow costs allocated to certain contracts. These adjustments can involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, we have on occasion made adjustments to our contract prices and the costs allocated to our government contracts.

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

Page  |  20

The Department of Defense continues to evolve its business practices, which could have a material effect on its overall procurement process and adversely impact our current programs and potential new awards.

The DoD continues to pursue various initiatives designed to gain efficiencies and to focus and enhance business practices. These initiatives are having an impact on the contracting environment in which we do business, and could have a significant effect on current programs as well as new business opportunities. Changes to the DoD acquisition system and contracting environment could affect whether or not we pursue certain opportunities and the terms under which we execute them. These initiatives are evolving, and the full impact to our business remains uncertain and subject to the manner in which the DoD implements them.

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

Our international business constituted approximately 10% of total revenue for the year ended December 31, 2012. We are subject to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. Changes in regulation or political environment may affect our ability to conduct business in foreign markets, including investment, procurement and repatriation of earnings.

The services and products we provide internationally, including through the use of subcontractors, are sometimes in countries with unstable governments, in areas of military conflict or at military

Page  |  21

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

Our operating results are heavily dependent upon our ability to attract and retain sufficient personnel with requisite skills and/or security clearances. If qualified personnel become scarce, we could experience higher labor, recruiting or training costs in order to attract and retain such employees or could experience difficulty in performing under our contracts if the needs for such employees are unmet.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements.

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

Page  |  22

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

Accounting for construction and production type contracts requires judgment relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; consider whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segmented; consider incentives or penalties related to performance on contracts in estimating revenue and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for construction and production type contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.

A substantial portion of Exelis’ current and retired employee population is covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”). We

Page  |  23

may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods which can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, rates of future compensation increases, and trends for future medical costs. Management develops each assumption using relevant plan and Company experience and expectations in conjunction with market-related data. Our financial position and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.

We make contributions to fund our defined benefit plans when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on defined benefit plan assets and the minimum funding requirements established by government funding or taxing authorities, or established by other agreement, may influence future funding requirements. A significant decline in the fair value of our plan assets, or other adverse changes to our overall defined benefit plans could require us to make significant funding contributions and affect cash flows in future periods.

U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we have sought and expect to continue to seek reimbursement from the DoD for a portion of our postretirement costs and plan contributions.

On December 27, 2011 the U.S. Government’s Cost Accounting Standards Board (CASB) published a final rule that harmonizes Cost Accounting Standards (CAS) pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule will eventually mitigate the mismatch between CAS costs and PPA-amended ERISA minimum funding requirements, and will likely result in an acceleration of allowable CAS pension costs as compared to the prior rules. The final rule will apply to our contracts starting in 2013, although due to a five-year phase in, the rule may not begin to have a material impact on cost reimbursement until 2014, with full phase-in not achieved until 2017. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.

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

Page  |  24

Most of our contracts are firm fixed-price contracts or flexibly priced contracts. Our risk varies with the type of contract. Flexibly priced contracts include both cost-type and fixed-price incentive contracts. Due to their nature, firm fixed-price contracts inherently have more risk than flexibly priced contracts. Approximately 43% of our annual revenues were derived from firm fixed-price contracts for the year ended December 31, 2012. We typically enter into firm fixed-price contracts where costs can be reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. If the terms specified in our contracts are not met, then profitability may be reduced. Fixed-price development work comprises a small portion of our firm fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. In addition, successful performance of firm fixed-price development contracts that include production units is subject to our ability to control cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates.

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

Our earnings and margins may vary materially depending on the types and timing of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees is finally determined (particularly under award and incentive fee contracts). Changes in procurement policy favoring new, accelerated, or more incentive-based fee arrangements or different award fee criteria may affect the predictability of our profit rates.

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

Page  |  25

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

The failure to perform to customer expectations and contract requirements may result in reduced fees or claims made against us by our customers and affect our financial performance in that period. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to justify an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards.

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

Page  |  26

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

At December 31, 2012, we had $650 million in aggregate principal amount of outstanding debt, including $250 million of 4.25% senior notes due in 2016 and $400 million of 5.55% senior notes due in 2021. In addition, at December 31, 2012, we had borrowing capacity of $600 million available to us under our bank credit facility. In 2012, we started a commercial paper program which enables us to borrow short-term funds at competitive rates. Our commercial paper program is fully supported by available borrowings under our credit facility. In the future, we may increase our borrowings, subject to limitations imposed on us by our debt agreements.

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

We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us. Also, regardless of the terms of our debt or equity financing, the amount of our stock that we can issue may be limited because the issuance of our stock may cause the Spin-off to be a taxable event for ITT under Section 355(e) of the Internal Revenue Code of 1986, as amended (the “Code”), and under the Tax Matters Agreement, we could be required to indemnify ITT for that tax. See “— Risks Relating to our Separation from ITT Corporation in 2011 — If the Spin-off were to fail to qualify as a tax-free transaction under the Code, then we and/or our former parent and our stockholders could be subject to significant tax liability.” The Tax Matters Agreement is discussed in Note 18, “Related Party Transactions and Parent Company Equity,” to the Notes of the Consolidated and Combined Financial Statements.

Page  |  27

Goodwill and other intangible assets represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.

At December 31, 2012, our goodwill and other intangible assets were approximately $2.4 billion, net of accumulated amortization, which represented approximately 45% of our total assets. Goodwill is tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We also review the carrying value of finite-lived intangible assets for impairment when impairment indicators arise. We estimate the fair value of reporting units used in the goodwill impairment test using an income approach, and as a result the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel is intense, and we may not be successful in attracting or retaining qualified personnel. In addition, certain personnel may be required to receive security clearance and substantial training in order to work on certain programs or perform certain tasks. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could seriously harm our business, results of operations and financial condition.

Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.

Approximately 2,200 of our employees are unionized, which represents approximately 11% of our employee-base at December 31, 2012. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

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

Page  |  28

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

Environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in our, or in one or more facilities, being placed on the “Excluded Parties List” maintained by the General Services Administration, we could become ineligible to receive certain contracts, subcontracts and other benefits from the federal government or to perform work under a government contract or subcontract at any listed facility. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed.

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

Page  |  29

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

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, we regularly are under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could also impact our tax liabilities and affect our income tax expense and profitability.

The effects of changes in worldwide economic and capital markets conditions may significantly affect our revenue, profitability, results of operations and our ability to maintain liquidity or procure capital.

Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, foreign currency exchange rates, tax rates, or regulations in the jurisdictions in which the Company operates. If, for any reason, we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.

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

Page  |  30

Risks Relating to Our Common Stock

You face the following risks in connection with ownership of our common stock:

The market price of our common stock may fluctuate significantly.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including: actual or anticipated fluctuations in our operating results due to factors related to our business; success or failure of our business strategy; our quarterly or annual earnings, or those of other companies in our industry; our ability to obtain financing as needed; announcements by us or our competitors of significant new business awards; announcements by us or our competitors of significant acquisitions or dispositions; changes in accounting standards, policies, guidance, interpretations or principles; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of other comparable companies; investor perception of our Company and the defense industry; natural or environmental disasters that investors believe may affect us; overall market fluctuations; fluctuations in the budget of federal, state and local governmental entities around the world; results from any material litigation or government investigation; changes in laws and regulations affecting our business; and general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

The timing, declaration, amount and payment of future dividends to our shareholders fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend.

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

Page  |  31

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

Under the Tax Matters Agreement, we have agreed not to enter into any transaction that could cause the Spin-off to be taxable to ITT. We have also agreed to indemnify ITT for any tax resulting from any such transactions. Generally, ITT will recognize taxable gain on the Spin-off if there are one or more purchases (including issuances) of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding capital stock, and the purchases or issuances are deemed to be part of a plan or series of related transactions that include the Spin-off. Any such shares of our common stock acquired, directly or indirectly, within two years before or after the Spin-off (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) will generally be presumed to be part of such a plan unless that presumption is rebutted. As a result, our obligations may discourage, delay or prevent a change of control of our company. See “— Risks Relating to our Separation from ITT Corporation in 2011— If the Spin-off were to fail to qualify as a tax-free transaction under the Code, then we and/or our former parent and our stockholders could be subject to significant tax liability.” The Tax Matters Agreement is discussed in Note 18, “Related Party Transactions and Parent Company Equity,” to the Notes of the Consolidated and Combined Financial Statements.

Risks Relating to our Separation from ITT Corporation in 2011

We face the following risks in connection with our Spin-off from ITT Corporation:

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

Page  |  32

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

We do not have a long operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

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

Our financial results previously were included within the consolidated results of ITT, and we believe that our financial reporting and internal controls were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As an independent, publicly traded company, we are subject to reporting and other obligations under the Exchange Act. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2012, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing our internal controls. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

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

The Spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the Spin-off left us, ITT and/or Xylem Inc. insolvent or with unreasonably small capital or that we, ITT and/or Xylem Inc. intended or believed it would incur debts beyond its ability to pay such debts as they mature and that ITT did not receive fair consideration or reasonably equivalent value in the Spin-off. If a court were to agree with such a plaintiff, then such court could void the Spin-off as a fraudulent transfer and could impose a number of different remedies, which could adversely affect our financial condition and our results of operations. Among other things, the court could require the return of assets or our shares to ITT, voiding the liens of Exelis and claims against ITT, or providing ITT with a claim for money damages against us.

Page  |  34

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

Item 2. PROPERTIES

We have 148 locations, in 12 countries on four continents. These properties total 7.6 million square feet, of which 137 locations, or 4.9 million square feet are leased. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows the significant locations by segment.

LOCATION	SEGMENT	SQ FT (In thousands)	OWNED / LEASED
Clifton, New Jersey	C4ISR Electronics and Systems	921	Owned
Rochester, New York	C4ISR Electronics and Systems	632	Leased
Rochester, New York	C4ISR Electronics and Systems	436	Owned
Fort Wayne, Indiana	C4ISR Electronics and Systems	302	Leased
Roanoke, Virginia	C4ISR Electronics and Systems	301	Owned
Fort Wayne, Indiana	C4ISR Electronics and Systems	241	Owned
Rochester, New York	C4ISR Electronics and Systems	225	Owned
Van Nuys, California	C4ISR Electronics and Systems	168	Leased
Colorado Springs, Colorado	Information and Technical Services	277	Leased
Herndon, Virginia	Information and Technical Services	167	Leased
McLean, Virginia	Corporate Headquarters	56	Leased

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Page  |  36

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided regarding the executive officers of Exelis as of February 21, 2013. Each of the executive officers was elected to his or her position by the Company’s Board of Directors. The date in parentheses indicates the year in which the position was assumed.

Name	Age	Current Title	Other Business Experience During Past 5 Years
David F. Melcher	58	Chief Executive Officer and President	Senior Vice President, ITT and President, ITT Defense and Information Solutions (2010); Vice President, ITT and President, ITT Defense Electronics & Services (2008); Vice President of Strategy and Business Development, ITT Defense Electronics & Services (2008).
Peter J. Milligan	45	Senior Vice President and Chief Financial Officer	Vice President and Chief Financial Officer, ITT Defense and Information Solutions (2010); Vice President and Controller, ITT Electronics Systems (2008).
Ann D. Davidson	60	Senior Vice President, Chief Legal Officer and Secretary	Vice President, Chief Ethics and Compliance Officer, ITT (2009); Vice President and General Counsel, ITT Defense Electronics & Services (2008).
A. John Procopio	59	Senior Vice President and Chief Human Resources Officer	Vice President and Director of Human Resources, ITT Defense and Information Solutions (2010); Vice President and Director of Human Resources, ITT Defense Electronics & Services (2008).
John E. Shephard, Jr.	57	Senior Vice President and Chief Strategy and M&A Officer	Vice President, Business Development and Strategy, ITT Defense and Information Solutions (2010); Vice President, Business Development and Strategy, ITT Defense Electronics & Services (2009).
Christopher D. Young	53	Executive Vice President; President of Geospatial Systems	President and General Manager, Geospatial Systems, ITT Defense and Information Solutions (2010); President and General Manager, ITT Space Systems Division, ITT Defense Electronics & Services (2008).
Kenneth W. Hunzeker	60	Executive Vice President and President of Mission Systems	President and General Manager, Mission Systems, ITT Defense and Information Solutions (2011); Vice President, Government Relations, ITT Defense and Information Solutions (2010); Deputy Commander, United States Forces — Iraq, U.S. Army (2009), Commander, V Corps, Heidelberg, Germany (2008).
Pamela A. Drew	51	Corporate Vice President, President Information Systems	Senior Vice President, TASC, Inc. (2009-2012); Sector Vice President, Business Development Northrop Grumman’s Mission Systems sector (2008-2009); Vice President, General Manger, Boeing Integrated Defense System (2008)
Michael R. Wilson	57	Executive Vice President	Former President, Information Systems, ITT Defense and Information Solutions (2010-2013); President, ITT Advanced Engineering & Sciences, ITT Defense Electronics & Services (2009); Vice President, ITT Communications, Intelligence and Information Systems Business Unit, ITT Defense Electronics & Services (2008).

Page  |  37

Name	Age	Current Title	Other Business Experience During Past 5 Years
Richard D. Sorelle	53	Corporate Vice President and President, Electronic Systems	Vice President and General Manager of Integrated Electronic Warfare Systems, Exelis Inc. (2009-2012); Director, Integrated Electronic Warfare Systems, ITT Defense Electronics & Services (2008).
Nicholas E. Bobay	49	Corporate Vice President and President, Night Vision and Tactical Communications Systems	Vice President and General Manager, Geospatial Systems, Night Vision & Imaging, Exelis Inc. (2011-2012); Vice President and Business Program Director SAP, ITT Defense and Information Solutions (2010-2011); Vice President, International Products and Services, ITT Defense and Information Solutions (2008-2010).

Page  |  38

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK – MARKET PRICES AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “XLS”. Our common stock started “regular-way” trading on the NYSE on November 1, 2011. Prior to November 1, 2011, there was no public market for our common stock. Our common stock traded on a “when-issued” basis between October 13, 2011 and October 31, 2011. The following table presents the high and low sales prices for our common stock since November 1, 2011:

	Year Ended December 31, 2012
	Sales Price
Quarter Ended	High	Low
March 31, 2012	$12.88	$8.99
June 30, 2012	$12.32	$9.25
September 30, 2012	$11.37	$9.01
December 31, 2012	$11.94	$10.29

	Year Ended December 31, 2011
	Sales Price
Month Ended	High	Low
November 30, 2011	$11.85	$8.78
December 31, 2011	$9.41	$8.25

As of February 21, 2013, there were approximately 17,319 common stockholders of record.

The declaration and payment of dividends by us is subject to the discretion of our Board of Directors and depends on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. The Company expects to continue to pay regular cash dividends, but there can be no assurance as to what level of dividends, if any, will be paid in the future due to the factors described above. The following table presents our quarterly cash dividends declared per common share for the years ended December 31, 2012 and 2011:

Quarter Ended	2012	2011
March 31,	$0.1033	$—
June 30,	0.1033	—
September 30,	0.1033	—
December 31,	0.1033	0.1033
Total dividend declared	$0.4132	$0.1033

EQUITY COMPENSATION PLAN INFORMATION

The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”

Page  |  39

ISSUER PURCHASES OF EQUITY SECURITIES

On December 11, 2012, our Board of Directors approved a share repurchase program for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $100 million. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations. The share repurchase program expires on December 31, 2015. We did not repurchase any of our equity securities for the year ended December 31, 2012.

STOCK PERFORMANCE GRAPH

The following graph provides a comparison of the cumulative total shareholder return on the Company’s common stock to the returns of Standard & Poor’s (S&P) 500 and the S&P Aerospace and Defense Index from October 13, 2011 (the first day our common stock began “when-issued” trading on the New York Stock Exchange) through December 31, 2012. Our common stock began “regular-way” trading in connection with the Spin-off on November 1, 2011. “When-issued” trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. “Regular-way” trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

The above graph assumes the following:

(1)	$100 invested at the close of business on October 13, 2011, in Exelis common stock, S&P 500 Index, and the S&P Aerospace Defense Index.
(2)	The cumulative total return assumes reinvestment of dividends.

Page  |  40

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share amounts, unless otherwise stated)

The following table presents the selected historical condensed consolidated and combined financial data for Exelis. The results of operations data for each of the three years ended December 31, 2012, 2011 and 2010 and the financial position data as of December 31, 2012 and 2011 are derived from our audited Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K. The results of operations data for the year ended December 31, 2009 and the financial position data as of December 31, 2010 are derived from our audited consolidated and combined financial statements that are not included in this Annual Report on Form 10-K. The results of operations data for the year ended December 31, 2008 and the financial position data as of December 31, 2009 are derived from our audited combined financial statements that are not included in this Annual Report on Form 10-K. The financial position data as of December 31, 2008 are derived from our unaudited combined financial statements. The unaudited data has been prepared on the same basis as the audited data and, in the opinion of our management, include all adjustments necessary for a fair presentation on the information set forth herein.

	Year Ended December 31,
(in millions, except per share amounts)	2012	2011	2010	2009	2008
Results of Operations
Product and service revenue	$5,522	$5,839	$5,891	$6,061	$6,072
Operating income	561	535	689	702	650
Operating margin	10.2%	9.2%	11.7%	11.6%	10.7%
Income from continuing operations	330	326	448	459	414
Net Income (a)	330	326	587	469	421
Basic earnings per common share (b)	1.76	1.75	3.15	2.52	2.26
Diluted earnings per common share (b)	1.75	1.75	3.14	2.51	2.25
Cash dividends declared per common share	0.41	0.10	—	—	—
Financial Position
Total assets	$5,212	$5,099	$4,295	$4,498	$4,530
Long-Term Debt	649	649	—	—	—

(a)	Net income for the years ended December 31, 2010, 2009, and 2008 includes $139, $10 and $7, respectively, of income from discontinued operations, net of taxes. During 2010, we sold CAS, Inc., a component of our Information and Technical Services segment.

(b)	On October 31, 2011, 184.6 shares of our common stock were distributed to ITT Corporation’s shareholders in connection with our Spin-off from ITT. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding for each period presented prior to the Spin-off in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding for each of the prior periods presented.

The selected historical condensed consolidated and combined financial data presented above should be read in conjunction with our audited Consolidated and Combined Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Our financial information may not be indicative of our future performance. Our historical combined financial information prior to October 31, 2011 reflects our performance as a business segment of ITT Corporation and may not provide a useful indicator of future performance. For further discussion of the factors that may affect comparability, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Page  |  41

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

OVERVIEW

Exelis is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of networked communications, sensing and surveillance, electronic warfare, navigation, air traffic solutions and information systems, with growing positions in cyber-security, composite aerostructures, logistics and technical services. The Company’s customers include the United States (U.S.) Department of Defense (DoD), including the U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and non-defense programs in the United States. Exelis conducts most of its business with the U.S. Government, principally the DoD. Exelis Inc. was incorporated in Indiana on May 4, 2011.

Our business is reported in two segments: Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance (“C4ISR”) Electronics and Systems, and Information and Technical Services. Our C4ISR Electronics and Systems segment provides engineered electronic systems and equipment, including force protection, electronic warfare systems, reconnaissance and surveillance systems, and integrated structures. Our Information and Technical Services segment is a provider of logistics, infrastructure, and sustainment support, while also providing a diverse set of technical services.

Separation from ITT Corporation

On January 12, 2011, ITT Corporation (“ITT”) announced a plan to separate its Defense and Information Solutions (Exelis) segment from the remainder of its businesses through a pro rata distribution of common stock of an entity holding the assets and liabilities associated with the Defense and Information Solutions segment. We were incorporated in Indiana on May 4, 2011 to be the entity to hold such businesses. The Spin-off from ITT was completed on October 31, 2011 (the “Distribution Date”), and Exelis became an independent publicly traded company. In connection with the Spin-off, the common stock of Exelis was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Exelis common stock for every one share of common stock of ITT held on the Record Date. On October 31, 2011, ITT also completed its spin-off of

Page  |  42

Xylem Inc., which includes ITT’s water-related businesses. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis and Xylem Inc. After the Distribution Date, ITT did not beneficially own any shares of Exelis common stock.

Prior to the Spin-off, we were a business segment of ITT Corporation. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, result of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented prior to October 31, 2011. We have been incurring additional costs necessary to operate as an independent, publicly traded company, including additional costs related to corporate finance, governance and public reporting. We have funded these costs through cash on hand and cash from operations, and we believe cash flows from operations will be sufficient to fund these additional costs going forward.

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

This fiscal uncertainty has not abated following the U.S. Presidential election in November 2012, and significant ambiguity persists as Congress and the Presidential Administration negotiate actions to address budget deficits and overall federal spending. We believe the prospects for finalizing fiscal year 2013 spending levels remain low because Congress has failed to pass either a fiscal year 2013 budget resolution or the individual appropriations bills that serve to allocate discretionary spending among the federal government’s cabinet agencies, commissions, boards and independent agencies. For the near term, Congress has enacted a six month continuing resolution (CR), which will keep the government operating through March 27, 2013.

The CR assumes a top line discretionary spending amount of $1.05 trillion for fiscal year 2013, consistent with the Comprehensive Budget Agreement (CBA) of August 2011, which translates into an expected spending level of $608 billion for the DoD, down from $634 billion in fiscal year 2012, driven in large part by declining Overseas Contingency Operation (OCO) funding of $89 billion, down from about $115 billion in fiscal year 2012. The CBA also includes a provision known as “Sequestration,” scheduled to be implemented in March 2013, which would impose significantly greater cuts to DoD budgets over the next ten years, unless a compromise solution to reduce budget deficits is reached by Congress and the President. If Sequestration were implemented it would significantly reduce most defense and domestic discretionary spending by fixed percentages of approximately 9% and 8%, respectively. Although the precise outcome is unclear, we expect increased uncertainty and lower top-line DoD spending over the next several years. Cuts could significantly reduce spending on procurement and research and development, accelerate reductions in force structure, and drive further savings in operations and maintenance and overhead spending.

Page  |  43

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

In its last strategic guidance, the DoD emphasized a shift to a leaner force that is agile, flexible and technologically advanced. This shift in force structure focuses on addressing a range of continuously evolving threats including terrorism, state aggression, weapons of mass destruction and cyberspace-related aggression. Geographically, the DoD recognizes the growing importance of the Pacific Rim regarding U.S. economic and security interests. As a result, the DoD is emphasizing the intent to build upon its Asia-Pacific presence while maintaining commitments in the Middle East and Europe, and at the same time increasing reliance on allied partnerships. We believe ongoing instability in the Middle East will result in continued U.S. involvement in the region however, making a full and complete “pivot” to Asia-Pacific less attainable. We believe our portfolio of defense solutions, which covers a broad range of differentiated products and services, aligns well with the priorities outlined in the DoD’s guidance. However, uncertainty related to potential changes in final appropriations and strategic priorities could materially impact our business.

Programs related specifically to the support of ongoing operations in Afghanistan are subject to changes in the level of U.S. commitment. The current Presidential Administration has stated its intent to withdraw all major forces by 2014 and maintain a limited presence after the subsequent transition to the Afghan government.

The DoD is focused on several initiatives to improve efficiency, refocus priorities, and enhance DoD business practices. As part of these initiatives, the DoD is re-evaluating the way capabilities are procured and continues to experiment with novel approaches. This acquisition reform could increase competitive pressures and impact defense industry sales levels and profit margins going forward. We believe, however, that we are well positioned for this environment by offering affordable and ready-now solutions, which may realize true cost savings for the DoD.

It is expected that as large-scale ground deployments continue to decline, less emphasis will be placed on capabilities required for U.S. soldiers (Soldier Systems), including counter–IED jammers, night vision equipment and tactical communications systems. These expectations are reflected in our business plans. While it is evident that reductions in demand for Soldier Systems will occur, the specific end state remains uncertain.

We believe that spending on recapitalization, modernization and maintenance of defense and security assets will continue despite possible reductions to some defense programs in which we participate or for which we expect to compete. We expect ongoing DoD emphasis to be placed on our areas of strength, such as electronic warfare, intelligence, surveillance and reconnaissance (ISR), imagery payloads, precision navigation instruments, cyber solutions, and information processing, exploitation and dissemination.

Page  |  44

Although the federal government faces budget pressures and constraints for the foreseeable future, we believe that we are well positioned in areas of persistent demand in certain civil agencies, including our development and operation of the FAA’s ADS-B system, and management and operation of NASA’s space communications networks.

Globally, continued fiscal pressures in overseas economies could impact our business in markets such as the United Kingdom and continental Europe. However, we are forecasting continued market growth in the Middle East and Asia-Pacific regions with new opportunities to expand our international business.

The information provided above represents a list of known trends and uncertainties that could impact our business in the foreseeable future. It should, however, be considered along with the risk factors identified under the caption “Risk Factors” and the discussion under the section “Cautionary Statement Concerning Forward-Looking Statements” in this Annual Report on Form 10-K.

Executive Summary

Exelis reported revenue of $5.5 billion for the year ended December 31, 2012, a decrease of approximately 5% compared to 2011. The decrease in revenue was driven by revenue declines of 12% within our C4ISR Electronics and Systems segment primarily due to lower demand for surge-related products, including our Night Vision and Single Channel Ground and Airborne Radio Systems (SINCGARS) products. Revenue increased less than 1% within our Information and Technical Services segment, primarily due to efforts to support the U.S. Armed services under our Afghanistan programs and efforts to support NASA under our Space Communication Network Services (SCNS) contract.

Operating income for the year ended December 31, 2012 was $561, reflecting an increase of $26 or 5% compared to 2011. Overall, operating margin increased year-over-year to 10.2% from 9.2%. The increase in operating income and operating margin was primarily due to lower selling, general and administrative and research and development expenses.

Additional Company highlights for the year ended December 31, 2012 included the following:

•	We completed our first full year as an independent, publicly traded company.

•	We declared four quarterly cash dividends totaling $79 or $0.41 per share.

•	We generated cash from operating activities of $385, a year-over-year increase of 15%.

•	We reported net income of $330, an increase of 1% from 2011.

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

Page  |  45

for revenue, operating income, income from continuing operations, or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measure, which may not be comparable to similarly titled measures reported by other companies, to be a key performance indicator:

•

“Adjusted income from continuing operations” defined as income from continuing operations, adjusted to exclude items that include, but are not limited to, significant charges or credits that impact current results, but are not related to our ongoing operations, unusual and infrequent non-operating items and non-operating tax settlements or adjustments. A reconciliation of adjusted income from continuing operations is provided below.

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations	$330	$326	$448
Separation costs, net of tax	19	29	—
Tax-related special items	—	16	—
Adjusted income from continuing operations	349	371	448
Income from continuing operations per diluted share	$1.75	$1.75	$2.39
Adjusted income from continuing operations per diluted share	$1.85	$1.99	$2.39

DISCUSSION OF FINANCIAL RESULTS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

	Year Ended December 31,
	2012	2011	Change
Product and service revenue	$5,522	$5,839	(5.4)%
Cost of product and service revenue	4,359	4,616	(5.6)%
Operating expense	602	688	(12.5)%
Operating income	561	535	4.9%
Operating margin	10.2%	9.2%
Interest expense, net	37	10	270%
Other expense (income), net	3	(12)	125%
Income tax expense	191	211	(9.5)%
Effective income tax rate	36.7%	39.3%
Net Income	$330	$326	1.2%

Revenue

Revenue for the year ended December 31, 2012 was $5,522, reflecting a decrease of $317 or 5.4% as compared to 2011. The decline in revenue in our C4ISR Electronics and Systems segment was slightly offset by revenue growth in our Information and Technical Services segment. The following table illustrates revenue for our segments for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011	Change
C4ISR Electronics and Systems	$2,487	$2,817	(11.7)%
Information & Technical Services	3,035	3,022	0.4%
Total revenue	$5,522	$5,839	(5.4)%

Page  |  46

Revenue from our C4ISR Electronics and Systems segment was $2,487 in 2012, a decline of $330 or 11.7% as compared to 2011. The decrease in revenue was primarily due to volume declines in surge-related products, including Night Vision products of approximately $175, SINCGARS products of approximately $173, and Counter RCIED Electronic Warfare (CREW) 2.1 and special purpose jammer products of approximately $36. The decrease in revenue was partially offset by higher revenue from the sales of our Band C Upgrade kits for legacy CREW products of approximately $82 and our other counter–IED systems of approximately $24.

Revenue from our Information and Technical Services segment was $3,035 in 2012, an increase of $13 or 0.4% as compared to 2011. The increase in revenue was primarily due to efforts to support the U.S. Armed services on our Afghanistan Programs, including the Afghan National Security Forces (ANSF) Facilities Support programs and the Logistics Civilian Augmentation Program (LOGCAP), which had revenue increases of approximately $63 and $38, respectively, and efforts to support NASA under our Space Communication Network Services (SCNS) contract, which had a revenue increase of approximately $47. The SCNS contract provides the communications and tracking services for a wide range of Earth-orbiting spacecraft, including the International Space Station. The increase in revenue was partially offset by lower revenue on our Technology and Systems Engineering Bridge (TSE Bridge) program of approximately $65, and lower activity on our Kuwait based Army Proposition Stock-5 (APS-5 Kuwait) contract of approximately $45. The TSE Bridge program, part of our Advanced Information Systems business, ended in late 2011.

Cost of Revenue and Operating Expenses

Cost of product and service revenue and other operating expenses are comprised of the following:

	Year Ended December 31,
	2012	2011	Change
Cost of product revenue	$1,726	$1,933	(10.7)%
% of product revenue	69.4%	68.6%
Cost of service revenue	2,633	2,683	(1.9)%
% of service revenue	86.8%	88.8%
Selling, general and administrative expenses	516	566	(8.8)%
% of total revenue	9.3%	9.7%
Research and development expenses	67	99	(32.3)%
% of total revenue	1.2%	1.7%
Restructuring and asset impairment charges, net	19	23	(17.4)%
% of total revenue	0.3%	0.4%

Cost of Product and Service Revenue

The decrease in cost of product revenue of $207 or 10.7% in 2012 as compared to 2011 was primarily due to lower sales in our C4ISR Electronics and Systems segment. The cost of product revenue as a percent of product revenue increased primarily due to a net sales mix of lower margin products.

The decrease in cost of services revenue of $50 or 1.9% in 2012 as compared to 2011 was primarily due to productivity improvements in our Information and Technical Services segment. The cost of service revenue as a percent of service revenue decreased primarily due to productivity improvements and contract pricing adjustments on several contracts in our Air Traffic Management and Afghanistan Program areas.

Page  |  47

Selling, General & Administrative Expenses (SG&A)

SG&A expenses as a percent of total revenue was 9.3% in 2012, compared to 9.7% in 2011. The decrease in SG&A expenses as a percent of total revenue was due to lower SG&A expenses partially offset by lower revenue. SG&A expenses decreased primarily due to the absence of general corporate expense allocations from ITT of $102 and cost reductions partially resulting from prior year restructuring in our C4ISR Electronics and Systems segment, partially offset by higher general corporate expenses necessary to operate as a stand-alone company. The corporate expense allocations received from ITT during 2011 included allocations for defined benefit pension and other postretirement defined benefit plan costs of $79.

Research and Development Expenses (R&D)

The decrease in R&D expenses of $32 or 32.3% in 2012 as compared to 2011 primarily reflects the completion of certain R&D projects for integrated electronic warfare systems, other communication technologies and night vision technologies primarily within our C4ISR Electronics and Systems segment.

Restructuring and Asset Impairment Charges, Net

We recognized net restructuring and asset impairment charges of $19 in 2012, compared to $23 in 2011. The decrease in net restructuring and asset impairment charges primarily represent lower severance costs, partially offset by higher asset impairment changes, in our C4ISR Electronics and Systems segment. Restructuring charges in 2012 and 2011 primarily represent severance costs in our C4ISR Electronics and Systems segment to better align our headcount with reduced production volume on Night Vision, SINCGARS and CREW products.

Operating Income

The following table illustrates the 2012 and 2011 operating income results of our business segments, including operating margin results:

	Year Ended December 31,
	2012	2011	Change
C4ISR Electronics & Systems	$350	$385	(9.1)%
Operating margin	14.1%	13.7%
Information & Technical Services	211	150	40.7%
Operating margin	7.0%	5.0%
Total operating income	$561	$535	4.9%
Total operating margin	10.2%	9.2%

Operating income at our C4ISR Electronics and Systems segment decreased $35 or 9.1% in 2012, compared to 2011. Operating income as a percentage of revenue was 14.1% in 2012 as compared to 13.7% in 2011. The increase in operating margin was primarily due to lower R&D and SG&A expenses as a percentage of product revenue, partially offset by higher cost of product revenue as a percentage of product revenue.

Operating income at our Information and Technical Services segment increased $61 or 40.7% in 2012, compared to 2011. Operating income as a percentage of revenue was 7.0% in 2012 as compared to 5.0% in 2011. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue.

Page  |  48

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $65 and $143 for the years ended December 31, 2012 and 2011, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current year.

Impact to Operating Income from Defined Benefit Plan Expense

We recorded net periodic benefit costs of $43 in 2012, compared to $46 in 2011. In 2011, prior to the Spin-off, we also received intercompany expense allocations from ITT for defined benefit pension plan and other postretirement defined benefit plan costs of $79.

Total defined benefit plan costs, including both net periodic benefit costs and the allocations from ITT, decreased $82 in 2012 as compared to 2011. This decrease is primarily attributable to a longer amortization period for the net actuarial losses partially offset by the amortization of higher unamortized net actuarial losses and the assumption of the full costs of certain defined benefit plans received from ITT in connection with the Spin-off (Transferred Plans). Beginning on January 1, 2012, we are using a new amortization period for the U.S. Salaried Retirement Plan (U.S. SRP), our largest defined benefit pension plan, as a result of changes to the plan from the Spin-off and other plan modifications that caused almost all plan participants to stop accruing future benefits. Net actuarial losses are now amortized over the average remaining life expectancy of the plan participants instead of the average remaining service period of plan participants.

In 2013, we anticipate an increase of approximately $55 to $65 in net periodic benefit costs as compared to 2012. This increase is primarily attributable to lower expected long-term rate of return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest costs due to the decrease in the discount rate.

Interest Expense, Net

The Company recorded interest expense, net, of $37 in 2012 as compared to $10 in 2011. Interest expense, net, is primarily related to our $650 senior notes issued in late September 2011.

Other Expense (Income), Net

The Company recorded other expense, net, of $3 in 2012 as compared to other income, net, of $12 in 2011. In 2011, other income, net, was primarily related to our sale of an investment in marketable securities.

Income Tax Expense

The Company recorded an income tax provision from continuing operations of $191 and $211 in 2012 and 2011, respectively, which represents effective income tax rates of 36.7% and 39.3%, respectively. The year-over-year decrease in the effective income tax rate was primarily due to the absence of unfavorable impacts of the planned future repatriation of foreign earnings due to the Spin-off recorded in 2011, partially offset by the expiration of the federal research and development credit, which expired at the end of 2011.

Page  |  49

DISCUSSION OF FINANCIAL RESULTS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

	Year Ended December 31,
	2011	2010	Change
Product and service revenue	$5,839	$5,891	(0.9)%
Cost of product and service revenue	4,616	4,523	2.1%
Operating expense	688	679	1.3%
Operating income	535	689	(22.4)%
Operating margin	9.2%	11.7%
Interest expense, net	10	—
Other (income) expense, net	(12)	(7)	71.4%
Income tax expense	211	248	(14.9)%
Effective income tax rate	39.3%	35.6%
Income from continuing operations	326	448	(27.2)%
Income from discontinued operations, net of tax	—	139
Net Income	$326	$587	(44.5)%

Revenue

Revenue for the year ended December 31, 2011 was $5,839, reflecting a decrease of $52 or 0.9% as compared to 2010. The decline in revenue within our C4ISR Electronics and Systems segment was partially offset by revenue growth in our Information and Technical Services segment. The following table illustrates revenue for our segments for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	Change
C4ISR Electronics and Systems	$2,817	$3,608	(21.9)%
Information & Technical Services	3,022	2,303	31.2%
Eliminations	—	(20)
Total revenue	$5,839	$5,891	(0.9)%

Revenue from our C4ISR Electronics and Systems segment was $2,817 in 2011, a decline of $791 or 21.9% as compared to 2010. The decrease was primarily due to revenue declines in CREW 2.1 and special purpose jammer products of approximately $306, domestic SINCGARS of approximately $205 and electronic warfare systems on the Special Operations Aircraft contract of approximately $56. The CREW 2.1 program has reached maturity and we do not expect significant sales beyond maintenance and sustainment of the currently installed base to occur under this program going forward. The decline in revenue was partially offset by higher revenue under our commercial imaging satellites Enhanced View program of approximately $48.

Revenue from our Information and Technical Services segment was $3,022 in 2011, an increase of $719 or 31.2% as compared to 2010. The increase in revenue was primarily due to contract wins and surge-related efforts to support the U.S Armed Services on our Middle East Programs and Afghanistan Programs, namely K-BOSSS (Kuwait Based Operations and Security Support Services), the Kuwait based Army Preposition Stock-5 (APS-5 Kuwait) contract, the Afghan National Security Forces (ANSF) Facilities Support programs and the Logistics Civilian Augmentation Program (LOGCAP). Revenue

Page  |  50

increased on K-BOSSS by approximately $460, APS-5 Kuwait by approximately $185, ANSF Facilities Support by approximately $131 and LOGCAP by approximately $58. Revenue also increased on the Space Communication Network Services (SCNS) contract by approximately $80 and the Technology and Systems Engineering Bridge (TSE Bridge) program by approximately $65. The increase in revenue was partially offset by lower revenue on our GMASS (Global Maintenance and Supply Services) contract of approximately $129 and on our Data and Analysis Center for Software (DACS) contract of approximately $85. The TSE Bridge program replaced the DACS program and the APS-5 Kuwait contract replaced the services provided under the GMASS contract, which were both substantially completed by the end of fiscal year 2010.

Cost of Revenue and Operating Expenses

Cost of product and service revenue and other operating expenses are comprised of the following:

	Year Ended December 31,
	2011	2010	Change
Cost of product revenue	$1,933	$2,491	(22.4)%
% of product revenue	68.6%	69.3%
Cost of service revenue	2,683	2,032	32.0%
% of service revenue	88.8%	88.5%
Selling, general and administrative expenses	566	525	7.8%
% of total revenue	9.7%	8.9%
Research and development expenses	99	119	(16.8)%
% of total revenue	1.7%	2.0%
Restructuring and asset impairment charges, net	23	35	(34.3)%
% of total revenue	0.4%	0.6%

Cost of Product and Service Revenue

The decrease in cost of product revenue of $558 or 22.4% in 2011 as compared to 2010 was primarily due to lower sales in our C4ISR Electronics and Systems segment. There was no significant change to the cost of product revenue as a percent of product revenue in 2011 compared to 2010.

The increase in cost of services revenue of $651 or 32.0% in 2011 as compared to 2010 was primarily due to higher revenues in our Information and Technical Services segment. There was no significant change to the cost of service revenue as a percent of service revenue in 2011 compared to 2010.

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

Research and Development Expenses (R&D)

The decrease in R&D expenses of $20 or 16.8% in 2011 as compared to 2010 primarily reflects the completion of certain R&D projects for integrated electronic warfare systems and other communication technologies primarily within our C4ISR Electronics and Systems segment.

Page  |  51

Restructuring and Asset Impairment Charges, Net

We recognized net restructuring and asset impairment charges of $23 in 2011, compared to $35 in 2010. Our 2011 restructuring charges primarily represent severance costs in our C4ISR Electronics and Systems segment to better align our headcount with reduced production volume on CREW, SINCGARS and Night Vision products. Restructuring charges in 2010 primarily related to an initiative to realign our organizational structure that was substantially complete as of December 31, 2010.

Operating Income

The following table illustrates the 2011 and 2010 operating income results of our business segments, including operating margin results:

	Year Ended December 31,
	2011	2010	Change
C4ISR Electronics & Systems	$385	$563	(31.6)%
Operating margin	13.7%	15.6%
Information & Technical Services	150	126	19.0%
Operating margin	5.0%	5.5%
Total operating income	$535	$689	(22.4)%
Total operating margin	9.2%	11.7%

Operating income at our C4ISR Electronics and Systems segment decreased $178 or 31.6% in 2011, compared to 2010. Operating income as a percentage of revenue was 13.7% in 2011 as compared to 15.6% in 2010. The decrease in operating margin was primarily driven by an increase in Spin-off related costs allocated to the segment, partially off-set by lower R&D expense of $14 and lower other intangible amortization expense of $10.

Operating income at our Information and Technical Services segment increased $24 or 19.0% in 2011, compared to 2010. Operating income as a percentage of revenue was 5.0% in 2011 as compared to 5.5% in 2010. The lower operating margin was primarily due to increased Spin-off related costs allocated to the segment.

Impact to Operating Income from Defined Benefit Plan Expense

In connection with the Spin-off, on October 31, 2011, ITT transferred to the Company certain defined benefit pension and other postretirement defined benefit plans (Transferred Plans), most significantly the ITT Salaried Retirement Plan (U.S. SRP). As a result of this action, we assumed all liabilities and assets associated with the Transferred Plans and became the plans’ sponsor.

We recorded net periodic benefit costs (excluding any intercompany expense allocations for the Transferred Plans prior to October 31, 2011) of $46 during 2011 compared to $7 in 2010. Included in the 2011 net periodic benefit costs during the period of October 31, 2011 to December 31, 2011 was $34 related to the Transferred Plans.

Prior to October 31, 2011, we as part of ITT received intercompany expense allocations for our share of the Transferred Plans. Total defined benefit plan costs, including the intercompany expense allocations and the net periodic benefit costs were $125 and $64 for the years ended December 31, 2011 and 2010, respectively.

Page  |  52

Interest Expense, Net

The Company recorded interest expense, net, of $10 in 2011 primarily related to our $650 senior notes issued in late September 2011. We had no interest expense in 2010.

Other (Income) Expense, Net

The Company recorded other income, net, of $12 in 2011 as compared to $7 in 2010. In both 2011 and 2010, other income was primarily related to the sale of investments in marketable securities.

Income Tax Expense

The Company recorded an income tax provision from continuing operations of $211 and $248 in 2011 and 2010, respectively, which represents effective income tax rates of 39.3% and 35.6%, respectively. The year over year increase in the effective income tax rate was primarily due to unfavorable impacts of the planned future repatriation of foreign earnings due to the Spin-off and a decrease in the domestic manufacturing deduction.

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

Funded orders received in 2012 decreased 11% or $587 to $4.8 billion as compared to 2011. The decrease in funded awards was primarily driven by the absence of significant prior year contract awards and additional work orders under the K-BOSSS, TACSWACAA (Total Army Communications Southwest Asia, Central Asia and Africa) and LOGCAP contracts within our Information and Technical Services segment. Additionally, we experienced declines in orders within our CREW 2.1, special purpose jammer and SINCGARS product lines within our C4ISR Electronics and Systems segment.

At December 31, 2012, total backlog was $9.5 billion compared to $11.7 billion at the end of 2011. Total backlog decreased by $2.2 billion primarily due to the absence of prior year increases related to key contract awards for TACSWACAA, APS-5 Kuwait, K-BOSSS, GPS III EMD (Engineering, Manufacturing and Design), and electronic warfare systems on the Special Operations Aircraft contract. The 2011 backlog related to these contracts was partially converted into revenue in 2012. In addition, we experienced lower order volume in both our C4ISR Electronics and Systems segment and our Information and Technical Services segment.

Page  |  53

Backlog consisted of the following:

	Year Ended December 31,
(In billions)	2012	2011
Funded backlog	$2.9	$3.6
Unfunded backlog	6.6	8.1
Total backlog	$9.5	$11.7

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

The Moving Ahead for Progress in the 21st Century Act, which was signed into law on July 6, 2012, includes an interest rate stabilization provision that will impact the minimum funding requirements. This provision reduced our minimum funding thresholds in the second half of 2012 and we expect that it will reduce our minimum funding thresholds in 2013 and 2014.

Page  |  54

At December 31, 2012, our defined benefit pension plans were underfunded by $2 billion. In 2012, we made total contributions of $266 to our qualified pension plans. We currently anticipate making contributions to our qualified pension plans in the range of $145 to $160 during 2013.

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

On October 11, 2012, the Board of Directors declared a cash dividend of $0.10 per share, payable on January 1, 2013 to shareholders of record on November 16, 2012. In 2012, we declared four quarterly dividends totaling $79 or $0.41 per share.

Sources and Uses of Liquidity

The following table provides net cash provided by or used in operating activities, investing activities and financing activities for each of the previous three years.

	Year Ended December 31,
	2012	2011	2010
Operating Activities	$385	$334	$641
Investing Activities	(159)	(85)	114
Financing Activities	(57)	(147)	(775)
Foreign Exchange	7	(4)	—
Net cash flow from continuing operations	$176	$98	$(20)

Net cash provided by operating activities increased by $51 in 2012 compared to 2011, primarily due to changes in inventory of $155, changes in receivables of $147 and changes in deferred taxes of $48, partially offset by increased defined benefit plan payments of $203 and changes in accounts payable of $124. Net cash provided by operating activities decreased by $307 in 2011 compared to 2010, primarily due to changes in inventory of $230, a $122 decrease in income from continuing operations and changes in advance payments of $85, partially offset by changes in accounts payable of $159.

Net cash used in investing activities increased by $74 in 2012 compared to 2011, primarily due to net cash paid for acquisitions of $43 and higher capital expenditures related to facilities and equipment to support new and existing products of $24. Net cash used in investing activities increased by $199 in 2011 compared to 2010, primarily due to the absence of net proceeds of $222 from the sale of assets less acquisitions in 2010, including net proceeds of $237 from the divestiture of CAS which was sold on September 8, 2010. The increase in net cash used in investing activities was partially offset by proceeds of $14 from the sale of a marketable security.

Page  |  55

Net cash used in financing activities decreased $90 in 2012 compared to 2011, primarily due to the absence of $775 of cash transfers to our former Parent net of proceeds from the issuance of debt of $649, partially offset by higher dividend payments to our shareholders of $58. Net cash used in financing activities decreased $628 in 2011 compared to 2010. In connection with the Spin-off from ITT, we issued debt of $649, net, and borrowed $240 under our credit facility. Aggregate proceeds of $884 from the issuance of the notes and borrowings under the credit facility were used to pay a dividend to ITT and partially offset our net cash transfers to ITT. The decrease in net cash used in financing activities was partially offset by dividends of $19. Prior to our Spin-off, net cash used in financing activities was primarily the result of net cash transfers to ITT.

Capital Resources

At December 31, 2012, the Company held cash and cash equivalents of $292, which included $153 held by foreign subsidiaries, and had a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was no commercial paper outstanding under our commercial paper program as of December 31, 2012.

Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined alternative base rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including limits on our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. As of December 31, 2012, we were in compliance with all covenants contained in the credit facility agreement.

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

In connection with the Spin-off, on September 20, 2011, we issued $250 of 4.25% senior notes due in 2016 and $400 of 5.55% senior notes due in 2021. Interest on the senior notes is payable on April 1 and October 1 of each year. The senior notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The senior notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions and the senior notes are subject to customary events of default. As of December 31, 2012, we were in compliance with all covenants required by the terms of our senior notes.

During the third quarter of 2012, we completed an exchange of all the senior notes for new registered senior notes with terms substantially identical in all material respects to the senior notes, except for the elimination of the transfer restrictions and related rights.

The credit facility, commercial paper and senior notes are discussed further in Note 13, “Debt,” in the Notes to the Consolidated and Combined Financial Statements.

Page  |  56

Contractual Obligations

Our commitment to make future payments under long-term contractual obligations were as follows, as of December 31, 2012:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt (1)	$650	$—	$—	$250	$400
Interest payments (2)	242	33	66	55	88
Operating leases (3)	336	78	117	68	73
Capital lease obligations	25	1	3	3	18
Purchase obligations (4)	266	221	45	—	—
Other long-term obligations reflected on balance sheet (5)	45	9	10	7	19
Total contractual obligations	$1,564	$342	$241	$383	$598

(1)	In connection with the Spin-off, we issued senior notes in an aggregate amount of $650. See Note 13, “Debt”, in the Notes to the Consolidated and Combined Financial Statements, for a discussion of the use and availability of debt and revolving credit agreements. Amounts represent total long-term debt, excluding unamortized discounts.

(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of December 31, 2012.

(3)	Refer to Note 12, “Leases and Rentals”, in the Notes to the Consolidated and Combined Financial Statements, for further discussion of lease and rental obligations.

(4)	Represents unconditional purchase agreements that are enforceable and legally binding, and specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty are excluded.

(5)	Other long-term obligations include estimated environmental investigation and remediation payments. We estimate, based on historical experience that we will spend between $2 and $4 per year on environmental investigation and remediation. We are contractually required to spend a portion of these obligations based on existing agreements with various governmental agencies and other entities. At December 31, 2012, we estimated and accrued total environmental liabilities of $27.

The table above excludes estimated minimum funding requirements and expected voluntary contributions for defined benefit pension and other postretirement defined benefit plans. See Note 14, “Postretirement Benefit Plans,” in the Notes to the Consolidated and Combined Financial Statements for additional discussion of contributions and estimated future benefit payments.

In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2012, there was an aggregate of approximately $106 surety bonds, guarantees and stand-by letters of credit outstanding.

Off-Balance Sheet Arrangements

At December 31, 2012, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications.

Page  |  57

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

Page  |  58

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

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined and are recorded as a component of costs of revenue. Contract revenue and cost estimates are reviewed and reassessed periodically. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of revenue and profit in the period in which such changes are made, based on a contract’s percent complete. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss. For the years ended December 31, 2012, 2011 and 2010, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $65, $143 and $140, respectively.

To a lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, and for services to non-federal government customers. For such contracts, we recognize revenue at the time title and risks and rewards of ownership pass, which is generally when products are shipped, or as services are performed if there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. For agreements that contain multiple deliverables, we allocate revenue across all identified units of accounting based on relative fair values and then recognize revenue when the appropriate revenue recognition criteria for the individual deliverables have been satisfied.

Postretirement Benefit Plans

Company employees participate in numerous defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”) in the United States, which are sponsored by the Company. The determination of projected benefit obligations and the recognition of expenses related to pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 14, “Postretirement Benefit Plans,” in the Notes to the Consolidated and Combined Financial Statements). Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future life or service period of the plan participants.

Beginning on January 1, 2012, we are using a new amortization period for the U.S. SRP, our largest defined benefit pension plan, as a result of changes to the plan from the Spin-off and other plan

Page  |  59

modifications that caused almost all plan participants to stop accruing future benefits. Net actuarial losses are now amortized over the average remaining life expectancy of the plan participants instead of the average remaining service period of plan participants.

Significant Assumptions

Management develops assumptions using relevant Company experience, in conjunction with market-related data for each plan. Assumptions are reviewed annually with third party consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate projected benefit obligations and net periodic benefit costs as they pertain to our defined benefit pension plans, as of and for the years ended 2012 and 2011.

	Year Ended December 31,
	2012	2011
Obligation Assumptions:
Discount rate	4.09%	4.75%
Rate of future compensation increase	3.25%	3.75%
Cost Assumptions (1):
Discount rate	4.75%	5.62%
Expected return on plan assets	9.00%	9.00%
Rate of future compensation increase	3.75%	4.00%

(1)	Cost assumptions for the current year are based on the prior year-end obligation assumptions.

Expected Return on Plan Assets

Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the plan’s actual historical annual return on assets over the past 15, 20 and 25 years; estimates future returns based on independent estimates of asset class returns; and evaluates historical broad market returns over long-term timeframes based on our strategic target asset allocation, which is detailed in Note 14, “Postretirement Benefit Plans,” in the Notes to the Consolidated and Combined Financial Statements. Based on this approach, the long-term annual rate of return on assets is estimated at 8.5% for 2013, compared to 9.0% in 2012, 2011 and 2010.

The chart below shows actual returns versus the expected long-term returns for our pension plans that were utilized in the calculation of the net periodic pension cost for each respective year.

	2012	2011	2010
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%
Actual rate of return on plan assets	11.0%	(1.2)%	14.1%

For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost.

Page  |  60

Discount Rate

The discount rate is used to calculate the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. The discount rate assumption was based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan’s characteristics.

Rate of Future Compensation Increases

The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. An increase in the rate of future compensation increases used to determine net periodic pension cost increases the present value of benefit obligations and increases pension expense.

Sensitivity Analysis

Pension Expense

A 25 basis point change in the long-term expected rate of return on plan assets, discount rate, or rate of future compensation increases, would have the following effect on the U.S. SRP’s 2013 pension expense:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease
Long-term rate of return on assets used to determine net periodic benefit cost	$(9)	$9
Discount rate used to determine net periodic benefit cost	(2)	2
Rate of future compensation increases used to determine net periodic benefit cost	$2	$(2)

Funded Status

Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate of the U.S. SRP impacts the funded status by approximately $139.

Fair Value of Plan Assets

The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.

A substantial portion of our defined benefit plans asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, management has estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other

Page  |  61

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

We have provided U.S. deferred taxes on a portion of the excess of the financial reporting basis over the U.S. tax basis for our foreign earnings, because we do not plan to reinvest such earnings indefinitely outside the United States. The timing and amount of foreign earnings remittances are based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective income tax rate.

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We adjust our liability for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate. If our estimate proves to be less than the ultimate assessment, an additional tax expense would result. If these amounts ultimately prove to be less than the recorded amounts, the reversal of the liabilities may result in a tax benefit in the period when the liabilities are no longer necessary.

Prior to October 31, 2011, our income taxes as presented were calculated on a separate tax return basis and may not be reflective of the results that would have occurred on a standalone basis. Our operations were included in ITT’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns prior to Spin-off. Subsequent to the Spin-off, we file our own consolidated income tax returns and we maintain taxes payable to and from federal and state taxing authorities.

Page  |  62

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level. The fair values of our reporting units are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. Our 2012 annual goodwill impairment analysis indicated the estimated fair value of all of our reporting units exceeded their carrying value. All four reporting units’ fair values were substantially in excess of their carrying values. Accordingly, no reporting units failed step one of the goodwill impairment test at December 31, 2012.

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

Our outstanding long-term debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility and commercial paper will be exposed to interest rate fluctuations. At December 31, 2012, we had no

Page  |  63

outstanding principal balance under our credit facility and no commercial paper outstanding under our commercial paper program. See Note 13, “Debt”, to the Notes to the Consolidated and Combined Financial Statements.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2012. Based on such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to accomplish their objectives.

The Company established a Disclosure Committee with responsibility for considering and evaluating the materiality of information and reviewing disclosure obligations on a timely basis. The Disclosure Committee meets regularly and assists the CEO and the CFO in designing, establishing, reviewing and evaluating the Company’s disclosure controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

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

Page  |  64

transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s Consolidated and Combined Financial Statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

The Company’s management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 69 of our audited Consolidated and Combined Financial Statements.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Page  |  65

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2013 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions “1. Election of Directors,” “Information About the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee.” The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption “Executive Officers of the Registrant.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to portions of the definitive proxy statement referred to in Item 10.

Page  |  66

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the caption “2. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated and Combined Financial Statements appearing on page 68 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on page 123 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)	Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated and Combined Financial Statements filed as part of this report.

Page  |  67

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXELIS INC.

Page  |  68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exelis Inc.

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Exelis Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated and combined statements of operations, comprehensive income, shareholders’ and parent company equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Page  |  69

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Exelis Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated and combined financial statements, prior to October 31, 2011, the combined financial statements were prepared from the consolidated financial statements and accounting records of the Company’s former parent and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 28, 2013

Page  |  70

EXELIS INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2012	2011	2010
Product revenue	$2,487	$2,817	$3,596
Service revenue	3,035	3,022	2,295
Total revenue	5,522	5,839	5,891
Costs of product revenue	1,726	1,933	2,491
Costs of service revenue	2,633	2,683	2,032
Selling, general and administrative expenses	516	566	525
Research and development expenses	67	99	119
Restructuring and asset impairment charges, net	19	23	35
Operating income	561	535	689
Interest expense, net	37	10	—
Other expense (income), net	3	(12)	(7)
Income from continuing operations before income tax expense	521	537	696
Income tax expense	191	211	248
Income from continuing operations	330	326	448
Income from discontinued operations, net of tax	—	—	139
Net income	$330	$326	$587
Earnings Per Share
Basic
Continuing operations	$1.76	$1.75	$2.41
Discontinued operations	—	—	0.75
Net income	$1.76	$1.75	$3.15
Diluted
Continuing operations	$1.75	$1.75	$2.39
Discontinued operations	—	—	0.74
Net income	$1.75	$1.75	$3.14
Weighted average common shares outstanding – basic	187.4	186.2	186.2
Weighted average common shares outstanding – diluted	188.6	186.7	187.1
Cash dividends declared per common share	$0.41	$0.10	$—

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  71

EXELIS INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Year Ended December 31,
	2012	2011	2010
Net income	$330	$326	$587
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	8	1	(3)
Defined Benefit Plans
Net actuarial gain (loss) arising during the year	(230)	(29)	(6)
Prior service credit (cost) arising during the year	1	(1)	(1)
Less amortization of net actuarial loss (gain) included in net periodic benefit cost	52	22	1
Less amortization of prior service cost (credit) included in net periodic benefit cost	—	1	1
Investment securities
Unrealized holding (loss) gain arising during the year	—	(1)	3
Less reclassification adjustments for gain realized in net income	—	(8)	(5)
Other comprehensive income (loss), net of tax	(169)	(15)	(10)
Total comprehensive income	$161	$311	$577

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  72

EXELIS INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$292	$116
Receivables, net	995	1,061
Inventories, net	283	337
Deferred tax asset	85	106
Other current assets	58	49
Total current assets	1,713	1,669
Plant, property and equipment, net	512	494
Goodwill	2,180	2,154
Other intangible assets, net	184	211
Deferred tax asset	556	507
Other non-current assets	67	64
Total non-current assets	3,499	3,430
Total assets	$5,212	$5,099
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$444	$447
Advance payments and billings in excess of costs	322	378
Compensation and other employee benefits	246	250
Other accrued liabilities	203	199
Total current liabilities	1,215	1,274
Defined benefit plans	2,203	2,149
Long-term debt	649	649
Deferred tax liability	1	1
Other non-current liabilities	128	133
Total non-current liabilities	2,981	2,932
Total liabilities	4,196	4,206
Commitments and contingencies (Note 19)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,575	2,523
Retained earnings	274	23
Accumulated other comprehensive loss	(1,835)	(1,655)
Total shareholders’ equity	1,016	893
Total liabilities and shareholders’ equity	$5,212	$5,099

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  73

EXELIS INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$330	$326	$587
Less income from discontinued operations	—	—	(139)
Income from continuing operations	330	326	448
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	130	133	139
Stock-based compensation	24	18	15
Restructuring and asset impairment charges, net	19	23	35
Payments for restructuring	(20)	(19)	(21)
Defined benefit plans expense	43	46	7
Defined benefit plans payments	(290)	(87)	(6)
Change in assets and liabilities
Change in receivables	41	(106)	(100)
Change in inventories	56	(99)	131
Change in other assets	(11)	(27)	6
Change in accounts payable	(2)	122	(37)
Change in advance payments and billings in excess of costs	(58)	(49)	36
Change in deferred taxes	112	64	(1)
Change in other liabilities	9	(13)	(12)
Other, net	2	2	1
Net cash provided by operating activities	385	334	641
Investing activities
Capital expenditures	(119)	(95)	(108)
Proceeds from the sale of assets	2	14	251
Acquisitions, net of cash acquired	(43)	—	(29)
Other, net	1	(4)	—
Net cash (used in) provided by investing activities	(159)	(85)	114
Financing activities
Short-term borrowing under credit facility	—	240	—
Repayments under credit facility	—	(240)	—
Proceeds from the issuance of debt, net	—	649	—
Payment of debt issuance costs	—	(6)	—
Dividends paid	(77)	(19)	—
Proceeds from the exercise of stock options	19	—	—
Transfers to parent, net	—	(775)	(747)
Other, net	1	4	(28)
Net cash used in financing activities	(57)	(147)	(775)
Exchange rate effects on cash and cash equivalents	7	(4)	—
Net cash from discontinued operations	—	—	4
Net change in cash and cash equivalents	176	98	(16)
Cash and cash equivalents – beginning of year	116	18	34
Cash and cash equivalents – end of year	$292	$116	$18
Supplemental disclosures of cash flow information
Cash paid during the year for
Income taxes (net of refunds received)	$28	$86	$206
Interest	$37	$—	$—

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  74

EXELIS INC.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ AND PARENT COMPANY EQUITY

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	SHARES			DOLLARS
	2012	2011	2010	2012	2011	2010
Common stock
Common stock, beginning balance	184.7	—	—	$2	$—	$—
Issuance of common stock in connection with Spin-off	—	184.6	—	—	2	—
Employee stock awards and stock options	2.9	0.1	—	—	—	—
Common stock, ending balance	187.6	184.7	—	$2	$2	$—
Additional paid-in capital
Additional paid-in capital, beginning balance				$2,523	$—	$—
Conversion of parent company investment to additional paid-in capital				—	2,519	—
Issuance of common stock in connection with Spin-off				—	(2)	—
Tax adjustments attributable to Spin-off, net				3	—	—
Defined benefit plans tax reclassification attributable to Spin-off				11	—	—
Employee stock awards and stock options				16	—	—
Stock-based compensation				22	6	—
Additional paid-in capital, ending balance				$2,575	$2,523	$—
Retained earnings
Retained earnings, beginning balance				$23	$—	$—
Net income from October 31, 2011 to December 31, 2011				—	42	—
Net income from January 1 to December 31, 2012				330	—	—
Cash dividends declared on common stock				(79)	(19)	—
Retained earnings, ending balance				$274	$23	$—
Parent company investment
Parent company investment, beginning balance				$—	$2,678	$2,838
Net income from January 1 to December 31, 2010				—	—	587
Net income from January 1, 2011 to October 30, 2011				—	284	—
Net transfer to parent				—	(428)	(747)
Conversion of parent company equity to cumulative translation adjustment				—	(15)	—
Conversion of parent investment to additional paid-in capital				—	(2,519)	—
Parent company investment, ending balance				$—	$—	$2,678
Accumulated other comprehensive Loss
Accumulated other comprehensive loss, beginning balance				$(1,655)	$(68)	$(58)
Net change in defined benefit plans				(177)	(7)	(5)
Transfer of defined benefit plans from ITT in connection with Spin-off				—	(1,587)	—
Conversion of parent company equity to cumulative translation adjustment				—	15	—
Defined benefit plans tax reclassification attributable to Spin-off				(11)	—	—
Net foreign currency translation adjustments				8	1	(3)
Unrealized holding (loss) gain on investment securities				—	(1)	3
Reclassification adjustment for realized gain on investment securities				—	(8)	(5)
Accumulated other comprehensive loss, ending balance				$(1,835)	$(1,655)	$(68)
Total equity
Total equity, beginning balance				$893	$2,610	$2,780
Net change in common stock				—	2	—
Net change in additional paid-in capital				52	2,523	—
Net change in retained earnings				251	23	—
Net change in parent company investment				—	(2,678)	(160)
Net change in accumulated other comprehensive loss				(180)	(1,587)	(10)
Total parent company equity, ending balance				$—	$—	$2,610
Total shareholders’ equity, ending balance				$1,016	$893	$—

The accompanying Notes are an integral part of the consolidated and combined financial statements.

Page  |  75

EXELIS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our business including separation from ITT Corporation

Exelis Inc. (“Exelis” or the “Company”) is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of networked communications, sensing and surveillance, electronic warfare, navigation, air traffic solutions and information systems, with growing positions in cyber-security, composite aerostructures, logistics and technical services. The Company’s customers include the United States (U.S.) Department of Defense (DoD), including the U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and non-defense programs in the United States. Exelis conducts most of its business with the U.S. Government, principally the DoD. Exelis Inc. was incorporated in Indiana on May 4, 2011.

Unless the context otherwise requires, references in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. References in these notes to “ITT” or “parent” refers to ITT Corporation, an Indiana corporation, and its consolidated subsidiaries (other than Exelis), unless the context otherwise requires.

We have two segments: Our Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance (“C4ISR”) Electronics and Systems segment, and our Information and Technical Services segment. Our C4ISR Electronics and Systems segment provides engineered electronic systems and equipment, including force protection, electronic warfare systems, reconnaissance and surveillance systems, and integrated structures. Our Information and Technical Services segment is a provider of logistics, infrastructure, and sustainment support, while also providing a diverse set of technical services.

On January 12, 2011, ITT announced a plan to separate its Defense and Information Solutions segment (Exelis) from the remainder of its businesses through a pro rata distribution of common stock of an entity holding the assets and liabilities associated with the Defense and Information Solutions segment (“Spin-off”). On October 31, 2011, ITT completed the Spin-off of Exelis and Exelis became an independent, publicly traded company. Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Exelis was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Exelis common stock for every one share of common stock of ITT held on the Record Date, resulting in the distribution of 184.6 shares of our common stock to ITT shareholders. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis and Xylem Inc. After the Distribution Date, ITT did not beneficially own any shares of Exelis common stock.

Page  |  76

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

All significant intercompany transactions between our businesses have been eliminated. Prior to October 31, 2011, all significant intercompany transactions between us and ITT have been included in these financial statements and are considered to be effectively settled for cash in these financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Statements of Shareholders’ and Parent Company Equity as “Parent company investment.”

Prior to October 31, 2011, our Consolidated and Combined Financial Statements include expenses of ITT allocated to us for certain functions provided by ITT, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our separation from ITT, we perform these functions using our own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by ITT under transition services agreements and other commercial agreements. ITT interest expense was not allocated to us for any of the periods presented prior to the Spin-off as we were not the legal obligor of the debt and the ITT borrowings were not directly attributable to our business.

ITT used a centralized approach to cash management and financing of its operations, excluding debt where we are the legal obligor. Prior to October 31, 2011, the majority of our cash was transferred to ITT daily and ITT funded our operating and investing activities as needed. Cash transfers to and from ITT’s cash management accounts are reflected in the Consolidated and Combined Statements of Cash Flows as “Transfers to Parent, net.”

Page  |  77

We have evaluated all material events occurring subsequent to the financial statement date for recognition or disclosure through the date this Annual Report on Form 10-K was filed.

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

Parent Company Equity

Parent company investment in the Consolidated and Combined Statements of Shareholders’ and Parent Company Equity represents ITT’s historical investment in us in excess of our accumulated net income after taxes and the net effect of the transactions with and allocations from ITT.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, income taxes, contingency accruals and valuation allowances, fair value measurements, impairment of goodwill and other intangible assets, postretirement obligations and certain contingent liabilities. Actual results could differ from these estimates.

Business Combinations

Exelis allocates the purchase price of its acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests acquired based on their estimated fair value at the acquisition date. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date fair values prior to the expiration of the measurement period, a period generally not to exceed 12 months from date of acquisition, are recorded as an adjustment to the acquired assets, including goodwill. Changes to the acquisition date fair values after expiration of the measurement period are recorded in income. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

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

Page  |  78

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

During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined and are recorded as a component of costs of revenue. Contract revenue and cost estimates are reviewed and reassessed periodically. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of revenue and profit in the period in which such changes are made, based on a contract’s percent complete. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss. For the years ended December 31, 2012, 2011 and 2010, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $65, $143 and $140, respectively, and diluted earnings per share by approximately $0.22, $0.46 and $0.48, respectively.

To a lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, and for services to non-federal government customers. For such contracts, we recognize revenue at the time title and risks and rewards of ownership pass, which is generally when products are shipped, or as services are performed if there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. For agreements that contain multiple deliverables, we allocate revenue across all identified units of accounting based on relative fair values and then recognize revenue when the appropriate revenue recognition criteria for the individual deliverables have been satisfied.

Research and Development

Expenditures for Company-sponsored research and development projects are expensed as incurred. Company-sponsored research and development costs charged to expense totaled approximately $67, $99 and $119 in 2012, 2011 and 2010, respectively. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in total revenue and cost of revenue.

Page  |  79

Restructuring

We periodically initiate management approved restructuring activities to achieve cost savings through reduced operational redundancies and to strategically position ourselves in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include severance, infrastructure charges to vacate facilities or consolidate operations, contract termination costs and other related charges. For involuntary separation plans, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans, a liability is recognized when the employee irrevocably accepts the voluntary termination. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change or if the employees are required to render services beyond a minimum retention period, the fair value of the severance or benefit payouts is recognized ratably over the future service period.

Income Taxes

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

Prior to October 31, 2011, our income taxes as presented were calculated on a separate tax return basis and may not be reflective of the results that would have occurred on a standalone basis. Our operations were included in ITT’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns prior to Spin-off. Subsequent to the Spin-off, we file our own consolidated income tax returns and we maintain taxes payable to and from federal and state taxing authorities.

Foreign Currency Translation

The financial statements of consolidated and combined international businesses, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are

Page  |  80

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

Plant, Property and Equipment

Plant, property and equipment, net, are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized at cost while expenditures for maintenance, repairs and minor improvements are expensed. We include gains and losses on the sales of plant, property and equipment that are allocable to our contracts in overhead as we generally can recover these costs through the pricing of products and services to the U.S. Government. For all other asset retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Provisions for depreciation are generally computed using either an accelerated or straight-line method and are based on estimated useful lives as follows:

Years
Buildings and improvements	5-40
Machinery and equipment	2-15
Furniture and office equipment	3-7

Page  |  81

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

Long-Lived Asset Impairment

Long-lived assets, including other intangible assets with finite lives, are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. We assess the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Goodwill and Other Intangible Assets

Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Other intangible assets include customer relationships, proprietary technology, trademarks, patents and other intangible assets. Our other intangible assets have a finite life and are generally amortized on a straight-line basis, unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset, over their estimated economic useful life, which generally range from 10-25 years, and are tested for impairment if indicators of impairment are identified.

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

Page  |  82

record an impairment loss equal to the difference. We estimate the fair value of our reporting units using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows.

Postretirement Benefit Plans

Plans that are sponsored by the Company and plans received on October 31, 2011 in connection with the Spin-off are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded on our Consolidated and Combined Balance Sheets. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in accumulated other comprehensive loss within equity, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary. For the recognition of net periodic benefit postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized over the estimated future life or service period of the participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date.

Prior to October 31, 2011, certain of our U.S. and U.K. salaried employees participated in defined benefit pension and other postretirement defined benefit plans (the “Shared Plans”) sponsored by ITT which included participants of other ITT subsidiaries. We accounted for such Shared Plans under a multiemployer benefit approach. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. We recognized a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension and other postretirement expenses were allocated to us based primarily on pensionable compensation of active participants and are reported in Selling, General and Administrative (“SG&A”) expense.

Stock-Based Compensation

We recognize stock-based compensation expense primarily within SG&A based on the grant date fair values, net of estimated forfeitures, for all share-based awards granted over the requisite service periods of the awards, which is generally equivalent to the vesting term.

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

Page  |  83

observable inputs and minimizing the use of unobservable inputs when measuring fair value. Classification within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. There are three levels of the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the assets or liabilities.

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

Commitments and Contingencies

We record accruals for commitments and loss contingencies when they are both probable and the amounts can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information.

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted quarterly as assessment and remediation efforts progress or as additional technical or legal information become available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities generally exclude claims for recoveries from insurance companies or other third parties and are reported in other non-current liabilities at undiscounted amounts.

Earnings Per Share

We compute earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. On October 31, 2011, 184.6 shares of our common stock were distributed to ITT shareholders of record to complete our Spin-off from ITT. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding for each period presented prior to the Spin-off in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding for each of the prior periods presented.

Page  |  84

Concentrations of Credit Risk

The U.S. government accounted for 85% and 82% of receivables, net at December 31, 2012 and 2011, respectively.

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

NOTE 2

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on January 1, 2012; however, we did not use the optional initial qualitative evaluation for our 2012 annual goodwill impairment test.

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the periods beginning after December 15, 2011, and early application is prohibited. We adopted these amendments on January 1, 2012. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

In June 2011, and as amended in December 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.

Page  |  85

The new guidance was early adopted by the Company in the prior year. The components of net income and other comprehensive income are presented in two separate, but consecutive statements for the years ended December 31, 2012, 2011 and 2010.

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

Pronouncements Not Yet Adopted

New pronouncements issued but not effective until after December 31, 2012 are not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3

ACQUISITIONS

During 2012, the Company acquired Applied Kilovolts Group Holdings, Limited and Space Computer Corporation for an aggregate purchase price of approximately $43, net of cash acquired. The operating results of these businesses are reported in the C4ISR Electronics and systems segment from the dates of acquisition. The assets, liabilities and results of operations for each of the business acquired were not material to the Company.

We did not engage in any significant acquisitions during 2011. During 2010, the Company acquired Creaso GmbH, as well as businesses from Echostorm and SRA AOS Group for an aggregate purchase price of approximately $29, net of cash acquired. The operating results of Echostorm and Creaso GmbH are reported in the C4ISR Electronics and Systems segment from the date of acquisition and the operating results of SRA AOS Group are reported in the Information and Technical Services segment from the date of acquisition. The assets, liabilities and results of operations for each of the business acquired were not material to the Company.

NOTE 4

DISCONTINUED OPERATIONS

We did not engage in any divestiture actions that were material individually or in the aggregate to our results of operations or financial position, in either 2012 or 2011. During 2010, we sold CAS, Inc. (CAS), a component of our Information and Technical Services segment engaged in systems

Page  |  86

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

	Year Ended December 31,
	2012	2011	2010
Revenue	$—	$—	$160
Pre-tax operating income	—	—	13

NOTE 5

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES, NET

We have initiated various restructuring activities throughout the business during the past three years. The restructuring activities focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure. We did not have any individually significant restructuring activities in 2012 or 2011. During the first quarter of 2010, we initiated an action to realign our business to enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies, including the consolidation of several divisions. The charges incurred during 2010 under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with three facilities that were substantially closed during 2010. The components of all restructuring and asset impairment charges are summarized in the table below.

	Year Ended December 31,
	2012	2011	2010
By components
Severance charges	$9	$18	$30
Other restructuring charges	5	7	6
Reversal of restructuring accruals	(2)	(2)	(2)
Total restructuring charges	12	23	34
Asset impairment charges	7	—	1
Restructuring and asset impairment charges, net	$19	$23	$35
By segment
C4ISR Electronics and Systems	$17	$23	$35
Information and Technical Services	2	—	—
Restructuring and asset impairment charges, net	$19	$23	$35

Page  |  87

The following table displays a roll-forward of the restructuring accruals, presented on our Consolidated Balance Sheets within other accrued liabilities.

	Year Ended December 31,
	2012	2011
Balance at January 1,	$17	$17
Charges for plans initiated during the year	10	21
Charges for plans initiated in prior years	4	—
Cash payments	(20)	(19)
Reversal of accruals	(2)	(2)
Balance at December 31,	$9	$17
By accrual type
Severance accrual	$5	$14
Facility carrying and other costs accrual	4	3
By segment
C4ISR Electronics and Systems	$6	$17
Information and Technical Services	3	—

The following table displays a roll-forward of employee position eliminations associated with all restructuring activities:

	Year Ended December 31,
	2012	2011
Planned reductions at January 1,	722	24
Additional planned reductions	344	1,252
Actual reductions	(1,020)	(554)
Planned reductions at December 31,	46	722

Page  |  88

NOTE 6

INCOME TAXES

The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
	2012	2011	2010
Income components
United States	$495	$515	$672
Foreign	26	22	24
Total pre-tax income from continuing operations	$521	$537	$696
Income tax expense components
Current income tax provision
United States – federal	$13	$73	$176
United States – state and local	4	10	24
Foreign	5	7	6
Total current income tax provision	22	90	206
Deferred income tax provision
United States – federal	146	115	40
United States – state and local	23	5	2
Foreign	—	1	—
Total deferred income tax provision	169	121	42
Total income tax expense	$191	$211	$248
Effective income tax rate	36.7%	39.3%	35.6%

A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	Year Ended December 31,
	2012	2011	2010
Tax provision at U.S. statutory rate	35%	35%	35.0%
Foreign tax rate differential	(0.1)	0.1	(0.2)
Effect of repatriation of foreign earnings, net of tax credit	0.4	3.0	0.5
State and local income tax, net of federal benefit	3.2	2.9	3.7
Research credit	—	(1.0)	(1.0)
Tax examinations	—	—	(0.1)
Domestic manufacturing deduction	(1.1)	(1.2)	(2.7)
Other	(0.7)	0.5	0.4
Effective income tax rate	36.7%	39.3%	35.6%

Page  |  89

Deferred tax assets and liabilities are determined on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates for the year in which we expect the difference. Deferred tax assets and liabilities include the following:

	December 31,
	2012	2011
Deferred Tax Assets
Employee benefits	$902	$862
Accrued expenses	111	151
Loss carryforwards	5	25
Inventory	27	10
Advance payments	20	—
Credit carryforwards	6	4
Other	5	14
Subtotal	1,076	1,066
Valuation allowance	(2)	—
Total deferred tax assets	$1,074	$1,066
Deferred Tax Liabilities
Goodwill and other intangible assets	$259	$248
Plant, property and equipment	68	75
Unbilled receivables	89	117
Foreign subsidiaries	16	13
Other	2	1
Total deferred tax liabilities	$434	$454

Deferred taxes in the Consolidated Balance Sheets consist of the following:

	December 31,
	2012	2011
Current assets	$85	$106
Non-current assets	556	507
Non-current liabilities	(1)	(1)
Net deferred tax assets	$640	$612

Our tax attributes available to reduce future taxable income begin to expire as follows:

Attribute	Amount	First Year of Expiration
State net operating losses	$95	December 31, 2020
U.S. tax credits	2	December 31, 2021
State tax credits	3	December 31, 2018

As of December 31, 2012, the tax exposure on foreign earnings that we plan to indefinitely reinvest overseas is not significant. For the year ended December 31, 2011 and in connection with the Spin-off, we recorded $16 of income tax expense and $13 of deferred tax liability for the excess of the financial reporting basis over the tax basis for our foreign earnings, because we do not plan to reinvest such earnings indefinitely outside the United States.

Page  |  90

As of December 31, 2012, there was a valuation allowance of $2 to reduce deferred tax assets related to certain foreign net operating losses as these losses are not expected to be utilized in the future. As of December 31, 2011, there were no valuation allowances.

Shareholders’ equity at December 31, 2012 and 2011 reflects excess tax benefits related to stock-based compensation of approximately $2 on both dates.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits at January 1,	$—	$38	$48
Additions for
Current year tax positions	—	2	4
Prior year tax positions	56	—	1
Reductions for
Indemnification	—	(21)	—
Prior year tax positions	—	(19)	(14)
Statute of limitations	—	—	(1)
Unrecognized tax benefits at December 31,	$56	$—	$38

As of December 31, 2012, 2011 and 2010, the amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate was $0, $0, and $18, respectively.

Unrecognized tax benefits as of December 31, 2012 are primarily related to the timing of certain income and deductions and we anticipate that these unrecognized tax benefits will significantly decrease within twelve months of the reporting date due to the expected filing of accounting method changes, which will not impact income tax expense. In prior years, unrecognized tax benefits were primarily related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes ITT’s earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
United Kingdom	2009
United States	2009

Under the Tax Matters Agreement entered into between Exelis and ITT due to the Spin-off, ITT agreed to assume liability up to a certain amount for U.S. federal, state or local income taxes that are determined on a consolidated, combined, unitary or similar basis for each taxable period in which Exelis was included in such tax returns and Exelis remains responsible for other foreign and state income taxes. As a result of the indemnification, at Spin-off, Exelis reversed the recorded liability (including accrued interest) to ITT related to these tax positions in the amount of $21, with an offsetting adjustment to parent company equity. With respect to future federal, state, and foreign income tax audits of pre Spin-off tax returns (other than separate returns of Exelis or Xylem Inc.), Exelis, ITT, and Xylem Inc. have generally agreed to share in any unfavorable federal tax audit liabilities over a specified threshold of $27. ITT is responsible for liabilities below the threshold and has paid $12 against the threshold through December 31, 2012.

Page  |  91

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated and Combined Statements of Operations. During 2012, 2011, and 2010, we recognized net interest expense related to tax matters of $0, $0, and $1, respectively, and tax penalties of $9, $0, and $0, respectively. As of December 31, 2012 and 2011, we had no interest accrued for tax matters and $9 and $0, respectively, accrued for tax penalties.

NOTE 7

EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding	186.5	184.6	184.6
Add: Weighted average restricted stock awards outstanding (a)	0.9	1.6	1.6
Basic weighted average common shares outstanding	187.4	186.2	186.2
Add: Dilutive impact of stock options	0.5	0.4	0.8
Add: Dilutive impact of restricted stock units	0.7	0.1	0.1
Diluted weighted average common shares outstanding	188.6	186.7	187.1

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

	Year Ended December 31,
	2012	2011	2010
Anti-dilutive stock options	9.5	7.8	—
Anti-dilutive restricted stock units	—	0.9	—

For the year ended December 31, 2010, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on October 31, 2011, the date on which Exelis’ common stock was distributed to shareholders of ITT. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding at December 31, 2010.

Page  |  92

NOTE 8

RECEIVABLES, NET

Receivables, net were comprised of the following:

	December 31,
	2012	2011
Billed receivables	$429	$463
Unbilled contract receivables	562	559
Other	7	42
Receivables, gross	998	1,064
Allowance for doubtful accounts	(3)	(3)
Receivables, net	$995	$1,061

Total billed receivables due from the U.S. Government, either directly or as subcontractor with the Government, were $340 and $368 at December 31, 2012 and 2011, respectively. Because the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.

Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the December 31, 2012 unbilled contract receivables during the next twelve months as scheduled billing milestones are completed or units are delivered.

NOTE 9

INVENTORIES, NET

Inventories, net were comprised of the following:

	December 31,
	2012	2011
Production costs of contracts in process	$253	$303
Less progress payments	(22)	(19)
Production costs of contracts in process, net	231	284
Product inventory	52	53
Inventories, net	$283	$337

Deferred production costs incurred on in-process and delivered units in excess of the aggregate estimated average cost of those units were $2 and $29 as of December 2012 and 2011, respectively.

Page  |  93

NOTE 10

PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	December 31,
	2012	2011
Land and improvements	$22	$22
Buildings and improvements	377	352
Machinery and equipment	627	584
Furniture, fixtures and office equipment	91	92
Construction in progress	76	72
Plant, property and equipment, gross	1,193	1,122
Less accumulated depreciation	(681)	(628)
Plant, property and equipment, net	$512	$494

Capitalized software, net, which is included in other non-current assets, was $25 and $24 at December 31, 2012 and 2011, respectively. Depreciation and amortization expense of plant, property and equipment and capitalized software was $91, $84 and $78 in 2012, 2011 and 2010, respectively.

NOTE 11

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 by business segment were as follows:

	C4ISR Electronics and Systems	Information and Technical Services	Total
Balance at January 1, 2011	$1,776	$380	$2,156
Increase in Other Intangible Assets	—	(2)	(2)
Balance at December 31, 2011	$1,776	$378	$2,154
Acquisitions	26	—	26
Balance at December 31, 2012	$1,802	$378	$2,180

During 2012, the Company completed two acquisitions, resulting in an increase to goodwill of $26 and other intangible assets of $13. During 2011, the Company finalized its valuation of the purchase price and acquired intangible assets for SRA AOS which was acquired during the fourth quarter of 2010, resulting in a $2 increase in other intangible assets and a corresponding decrease in goodwill.

Based on the results of our annual impairment tests, we determined that no impairment of goodwill existed as of the measurement date in 2012 or 2011. However, future goodwill impairment tests could result in a charge to income.

Page  |  94

Other Intangible Assets, Net

Information regarding our other intangible assets was as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$524	$(348)	$176	$515	$(311)	$204
Proprietary technology	25	(18)	7	22	(15)	7
Trademarks, patents and other	5	(4)	1	4	(4)	—
Total Other Intangible Assets	$554	$(370)	$184	$541	$(330)	$211

We amortize other intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Customer relationships, proprietary technology, and trademarks, patents and other are amortized over weighted average lives of approximately 14 years, 8 years and 11 years, respectively. Amortization expense related to other intangible assets for 2012, 2011 and 2010 was $39, $49 and $61, respectively.

Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2013	$26
2014	23
2015	20
2016	18
2017	15
2018 and thereafter	82
Total	$184

NOTE 12

LEASES AND RENTALS

Exelis leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment primarily under operating leases. Our operating leases expire at various dates through 2023 and may include renewal and payment escalation clauses. Exelis often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under our operating leases were $80, $76 and $70 for 2012, 2011 and 2010, respectively, net of immaterial amounts of sublease rental income. The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2012.

Operating leases
2013	$78
2014	67
2015	50
2016	36
2017	32
2018 and thereafter	73
Total future minimum lease payments	$336

Page  |  95

NOTE 13

DEBT

Debt consisted of the following:

	December 31,
	2012	2011
Long-term debt	$650	$650
Unamortized debt discounts	(1)	(1)
Total long-term debt	$649	$649

The following table provides a summary of interest rates, carrying amounts and estimated fair values of outstanding long-term debt:

		December 31, 2012		December 31, 2011
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (due 2016)	4.25%	$250	$262	$250	$252
Senior notes (due 2021)	5.55%	400	437	400	405
Total		$650	$699	$650	$657

The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources.

Commercial Paper

The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of December 31, 2012 and 2011, there was no commercial paper outstanding under our commercial paper program.

Credit Facility

The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring on October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of (i) revolving extensions of credit (the “revolving loans”) outstanding at any time, (ii) competitive advance borrowings (the “competitive advances”) provided on an uncommitted competitive advance basis through an auction mechanism, and (iii) letters of credit with a face amount up to $100 at any time outstanding. We are permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $800. We pay certain customary and recurring fees with respect to the Credit Facility, including fees on the commitments of the lenders. As of December 31, 2012 and 2011, there were no borrowings or letters of credit outstanding under the Credit Facility.

Page  |  96

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

The Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict our ability to: incur additional debt or issue guarantees of indebtedness; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the Credit Facility requires us not to permit the ratio of combined total indebtedness to combined EBITDA (leverage ratio) to exceed 3.50 to 1.00 at any time.

The Credit Facility contains customary events of default, including nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; violation of a covenant; cross-default to material indebtedness; bankruptcy events; material judgments; certain ERISA events and change in control.

Senior Notes

In connection with the Spin-off, on September 20, 2011, the Company and ITT entered into an indenture with Union Bank, N.A., as trustee (the “Indenture”), related to the issuance by the Company of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”) in a private placement arrangement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended. The public offering prices of the 2016 Notes and the 2021 Notes were 99.82% and 99.76%, respectively, of their principal amounts. The debt issuance costs of $6 and debt discount of $1 are amortized over the life of the Notes. Accrued interest payable on the Notes, included in other accrued liabilities, was $8 and $9 at December 31, 2012 and 2011, respectively, and is payable on April 1 and October 1 of each year.

In June 2012, the Company registered the Notes with the SEC as required under terms of a registration rights agreement with the initial purchasers of the Notes and subsequently all of the Notes were exchanged for new registered Notes with terms substantially identical in all material respects to the original Notes, except for the elimination of the transfer restrictions and related rights.

The Indenture includes covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions. The Indenture also provides for customary events of default, including, but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant in the Indenture for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization of the Company.

Page  |  97

The Notes shall be redeemable as a whole or in part, at the Company’s option at any time and from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption. If a change of control triggering event occurs, as defined in the Indenture, we will be required to make an offer to purchase the Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

In connection with the Spin-off, the Company used the net proceeds for the issuance of the Notes and borrowings under the Credit Facility to fund an $884 dividend to ITT (“ITT Dividend”). Under the Credit Facility, we borrowed $240 on October 28, 2011, which was repaid prior to December 31, 2011, to fund the remaining ITT Dividend not covered by the net proceeds from the Notes. The ITT Dividend payment is included in transfers to parent, net, for the year ended December 31, 2011 in our Consolidated and Combined Statements of Cash Flows.

NOTE 14

POSTRETIREMENT BENEFIT PLANS

Defined Contribution Plans

The Company sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits and make base contributions, generally totaling between 2% to 7.5% of employee eligible pay. Matching contributions and base contributions charged to expense were $42, $35 and $36 for 2012, 2011 and 2010, respectively.

The Exelis Stock Fund investment option in our Salaried Investment and Savings Plan is considered an Employee Stock Ownership Plan (ESOP). On December 31, 2012, approximately 6.9 shares of Exelis common stock were held in the Exelis Stock Fund. Participants in the Exelis Stock Fund may receive dividends in cash or may reinvest such dividends into the Exelis Stock Fund.

The sponsorship of the Salaried Investment and Savings Plan, our largest defined contribution plan, was transferred from ITT to Exelis at Spin-off and Exelis became the new sponsor of the plan. All assets related to ITT and Xylem active employees in the Salaried Investment and Savings Plan were transferred to the ITT and Xylem plans as of December 14, 2011.

Defined Benefit Plans

Company employees participate in numerous defined benefit pension plans and benefits for most employees under the terms of these plans are based on the employee’s years of service and compensation. We fund these plans as required by statutory regulations and through discretionary contributions. Some Company employees also participate in other postretirement defined benefit plans such as health care and life insurance plans.

The U.S. Salaried Retirement Plan (U.S. SRP) is our largest defined benefit plan with assets valued at $3,771 and a projected benefit obligation of $5,436 as of December 31, 2012. Employees hired after September 30, 2011 are not eligible to participate in the U.S. SRP. In 2011 eligible employees were given a choice, effective January 1, 2012, to continue to accrue future benefits under the U.S. SRP or

Page  |  98

become eligible to receive enhanced employer contributions under the defined contribution plan, the Salaried Investment and Savings Plan (Retirement Choice). The U.S. SRP benefit obligations reported as of the December 31, 2011 measurement date, and subsequently, reflect the Retirement Choice made by the plan’s eligible population. Effective January 1, 2012, the Company changed its policy for the U.S. SRP from amortizing the net actuarial losses over the average remaining service period of plan participants to amortizing the net actuarial losses over the average expected remaining life of plan participants, since it was determined that as a result of changes from Retirement Choice and Spin-off almost all of the plan participants in the U.S. SRP now have frozen benefits.

In connection with the Spin-off, on October 31, 2011, ITT transferred to the Company certain defined benefit pension and other postretirement defined benefit plans (“Transferred Plans”), most significantly the ITT Salaried Retirement Plan (now referred to as the U.S. SRP). As a result of this action, we assumed all liabilities and assets associated with the Transferred Plans and became the plans’ sponsor. The benefits for all current and former ITT and Xylem Inc. employees participating in the U.S. SRP were frozen at Spin-off.

Balance Sheet Information

Amounts recognized in the Consolidated Balance Sheets for defined benefit pension plans and other postretirement defined benefit plans (collectively, “defined benefit plans”) reflect the funded status of the plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheets.

	December 31,
	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$4,109	$270	$4,379	$3,780	$259	$4,039
Projected benefit obligation	(6,086)	(525)	(6,611)	(5,705)	(526)	(6,231)
Funded status	$(1,977)	$(255)	$(2,232)	$(1,925)	$(267)	$(2,192)
Amounts reported within
Other non-current assets	$1	$—	$1	$1	$—	$1
Accrued liabilities	(13)	(17)	(30)	(12)	(32)	(44)
Non-current liabilities	$(1,965)	$(238)	$(2,203)	$(1,914)	$(235)	$(2,149)

A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic benefit cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31.

	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss (gain)	$2,924	$128	$3,052	$2,621	$147	$2,768
Prior service cost (benefit)	10	(1)	9	13	(3)	10
Total	$2,934	$127	$3,061	$2,634	$144	$2,778

Page  |  99

The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	Year Ended December 31,
	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation at January 1	$5,705	$526	$6,231	$386	$99	$485
Service cost	75	2	77	22	1	23
Interest cost	265	22	287	63	8	71
Amendments / other	—	—	—	12	—	12
Actuarial loss (gain)	430	1	431	149	(4)	145
Benefits paid	(372)	(26)	(398)	(78)	(16)	(94)
Expenses paid	(17)	—	(17)	(3)	—	(3)
Liabilities assumed in connection with Spin-off	—	—	—	5,154	438	5,592
Benefit obligation at December 31,	$6,086	$525	$6,611	$5,705	$526	$6,231

The following table provides a roll-forward of the plans assets and the ending funded status for our defined benefit plans:

	Year Ended December 31,
	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Change in plan assets
Plan assets at January 1	$3,780	$259	$4,039	$298	$—	$298
Actual return on plan assets	438	31	469	184	10	194
Employer contributions	266	—	266	87	—	87
Benefits paid	(359)	(20)	(379)	(74)	(9)	(83)
Expenses paid	(16)	—	(16)	(2)	—	(2)
Assets transferred in connection with Spin-off	—	—	—	3,287	258	3,545
Plan assets at December 31,	$4,109	$270	$4,379	$3,780	$259	$4,039
Funded status at end of year	$(1,977)	$(255)	$(2,232)	$(1,925)	$(267)	$(2,192)

The accumulated benefit obligation for all defined benefit pension plans was $5,925 and $5,514 at December 31, 2012 and 2011, respectively. The following table provides information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets.

	2012	2011
Projected benefit obligation	$6,043	$5,665
Accumulated benefit obligation	5,882	5,474
Fair value of plan assets	4,065	3,739

Page  |  100

Income Statement Information

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for 2012, 2011 and 2010, as they pertain to our defined benefit plans. Net periodic benefit cost includes the costs for the Transferred Plans beginning on October 31, 2011.

	Year Ended December 31,
	2012			2011			2010
	Pension	Other Benefits	Total	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$75	$2	$77	$22	$1	$23	$7	$1	$8
Interest cost	265	22	287	63	8	71	21	5	26
Expected return on plan assets	(386)	(22)	(408)	(85)	(4)	(89)	(28)	—	(28)
Amortization of net actuarial loss (gain)	76	10	86	34	2	36	2	(1)	1
Amortization of prior service cost (credit)	2	(2)	—	2	(1)	1	1	(1)	—
Net periodic benefit cost	32	10	42	36	6	42	3	4	7
Effect of curtailments (1)	1	—	1	4	—	4	—	—	—
Total net periodic benefit cost (2)	$33	$10	$43	$40	$6	$46	$3	$4	$7
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$379	$(9)	$370	$57	$(10)	$47	$4	$4	$8
Prior service cost (credit)	(1)	—	(1)	—	2	2	2	—	2
Amortization of net actuarial (loss) gain	(76)	(10)	(86)	(34)	(2)	(36)	(2)	1	(1)
Amortization of prior service (cost) credit	(2)	2	—	(2)	1	(1)	(2)	1	(1)
Total change recognized in other comprehensive income	300	(17)	283	21	(9)	12	2	6	8
Total impact from net periodic benefit cost and changes in other comprehensive income	$333	$(7)	$326	$61	$(3)	$58	$5	$10	$15

(1)	Curtailments recorded during the years ended December 31, 2012 and 2011 were due to reduction in force related to the Night Vision Hourly Pension Plan, and Retirement Choice and headcount reductions from certain restructuring activities, respectively.

(2)	Net period benefit cost recorded during the year ended December 31, 2011 includes $34 of cost for the Transferred Plans from October 31, 2011 to December 31, 2011.

The following table provides the estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013.

	Pension	Other Benefits	Total
Net actuarial loss (gain)	$112	$11	$123
Prior service cost (credit)	2	—	2
Total	$114	$11	$125

Defined Benefit Plan Assumptions

The determination of the assumptions related to defined benefit plans are based on the provisions of the applicable accounting pronouncements, the review of various market data and discussion with our actuaries. Management develops each assumption using relevant company experience in conjunction with market-related data. Assumptions are reviewed annually and adjusted as necessary.

Page  |  101

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans.

	Year Ended December 31,
	2012	2011
Obligation Assumptions
Discount rate	4.09%	4.75%
Rate of future compensation increase	3.25%	3.75%
Cost Assumptions (1)
Discount rate	4.75%	5.62%
Expected return on plan assets	9.00%	9.00%
Rate of future compensation increase	3.75%	4.00%

(1)	Cost assumptions for the current year are based on the prior year-end obligation assumptions.

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to other postretirement benefit plans.

	Year Ended December 31,
	2012	2011
Obligation Assumptions
Discount rate	3.76%	4.50%
Rate of future compensation increase	3.25%	3.75%
Cost Assumptions (1)
Discount rate	4.50%	5.50%
Rate of future compensation increase	3.75%	4.00%

(1)	Cost assumptions for the current year are based on the prior year-end obligation assumptions.

The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invests, the weight of each asset class in the target mix, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets, net of fees, over the past 15, 20 and 25 year time periods, (2) independent estimates of future long-term asset class returns, weighted by the plan’s strategic target asset allocation and (3) historical broad market returns over long-term timeframes weighted by the plan’s strategic target asset allocation. Based on this approach, the estimate of the long-term annual rate of return on assets is 8.5% for 2013, compared to 9.0% in 2012, 2011 and 2010.

The table below provides the actual rate of return generated on plan assets during each of the years presented, as they compare to the expected long-term rate of return utilized in calculating the net periodic benefit costs.

	Year Ended December 31,
	2012	2011	2010
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%
Actual rate of return on plan assets	11.0%	(1.2)%	14.1%

Page  |  102

Health care plan assumptions

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.7% for 2013, decreasing ratably to 5.0% in 2022. Increasing or decreasing the health care trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future service of the covered active employees.

Investment Policy

The investment strategy for managing defined benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk. The Company manages most defined benefit plan assets on a commingled basis in a master investment trust. With respect to the master investment trust, Exelis allows itself broad discretion to invest tactically to respond to changing market conditions, while staying reasonably within the asset allocation ranges prescribed by its investment guidelines. Under certain circumstances, Exelis has the authority to temporarily waive the investment guidelines when determining the actual asset allocation ranges. In making these asset allocation decisions, Exelis takes into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, Exelis diversifies its investments by strategy, asset class, geography and sector and engages a large number of managers to gain broad exposure to the markets, while historically generating excess-of-market returns and mitigating manager-concentration risk.

The following table provides the strategic target asset allocation ranges by asset category.

	Target Asset Allocation Range
Domestic equity	25	%-75%
International equity	10	%-45%
Private equity	10	%-30%
Fixed income investments	0	%-60%
Hedge funds	10	%-40%
Cash and cash equivalents	0	%-30%

Fair Value of Plan Assets

The following is a description of the valuation techniques and inputs used to measure fair value for major categories of investments.

•

Domestic and international equity, which include common and preferred shares, domestic listed and foreign listed equity securities, open-ended and closed-ended mutual funds and exchange traded funds, are generally valued at the closing price reported on the major market on which the individual securities are traded at the measurement date.

•

Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset, commodities, real estate and venture capital, are typically limited partnership investment structures. Private equity valuations are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market-based comparable data. Private equity funds generally have liquidity restrictions that extend up to twelve years and have future unfunded commitments totaling $323 at December 31, 2012.

Page  |  103

•

Fixed income investments, which include U.S. Government securities and corporate bonds, are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield, bids provided by brokers or dealers, or quoted prices of securities with similar characteristics.

•

Hedge funds, which include equity long/short, event driven, fixed income arbitrage and global macro, are typically limited partnership investment structures. Limited partnership interests in hedge funds are primarily valued using a market approach based on net asset value (NAV) calculated by the funds and are not publicly available. Hedge funds that permit redemption on a quarterly or more frequent basis with 90 or fewer days notice are generally classified within Level 2 of the fair value hierarchy; all other hedge funds are classified as Level 3.

•

Other is primarily comprised of guaranteed insurance contracts valued at book value, which approximates fair value, and is calculated using the prior year balance adjusted for investment returns and changes in cash flows.

•	Cash and cash equivalents are primarily comprised of short-term money market funds valued at cost, which approximates fair value, or valued at quoted market prices of identical instruments.

The following table provides the fair value of plan assets held by our defined benefit plans, by asset category and by fair value hierarchy level, at December 31. In the current year, the methodology for identifying asset categories was changed from an investment strategy-based approach to an investment vehicle-based approach to more clearly reflect concentration of risk within our plan assets portfolio. Accordingly, the 2011 asset categories have been conformed to reflect the 2012 presentation.

	2012				2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Asset category
Domestic equity
Large cap	$422	$422	$—	$—	$385	$356	$29	$—
Mid cap	447	412	35	—	305	274	31	—
Small/Micro cap	87	44	43	—	229	177	52	—
International equity	497	311	186	—	510	351	159	—
Private equity
Buyout funds	878	—	—	878	959	—	32	927
Mezzanine funds	43	—	—	43	35	—	—	35
Venture capital funds	89	—	—	89	79	—	—	79
Distressed asset investments	238	—	—	238	254	—	12	242
Commodities and Real Estate	63	—	—	63	57	—	—	57
Fixed income investments
U.S. Government securities	531	—	531	—	4	—	4	—
Corporate bonds	50	—	50	—	44	—	44	—
Hedge funds	794	—	274	520	936	—	284	652
Other	11	2	—	9	10	2	—	8
Cash and cash equivalents	196	20	176	—	229	32	197	—
Total	$4,346	$1,211	$1,295	$1,840	$4,036	$1,192	$844	$2,000
Receivables/ (payables), net	33				3
Total fair value of plan assets	$4,379				$4,039

Page  |  104

The following table presents a reconciliation of the beginning and ending defined benefit plan asset balances that use significant unobservable inputs (Level 3) to measure fair value.

	Private Equity	Hedge Funds	Other	Total
Level 3 balance — December 31, 2010	$83	$47	$1	$131
Realized gains (losses), net	34	(26)		8
Unrealized gains (losses), net	27	7	—	34
Purchases/(sales), net	(14)	(32)	1	(45)
Transfers in (out), net	83	62	—	145
Transfer in connection with Spin-off	1,127	594	6	1,727
Level 3 balance — December 31, 2011	1,340	652	8	2,000
Realized gains (losses), net	80	(6)	—	74
Unrealized gains (losses), net	8	(1)	1	8
Purchases/(sales), net	(158)	(128)	—	(286)
Transfers in (out), net	41	3	—	44
Level 3 balance — December 31, 2012	$1,311	$520	$9	$1,840

Contributions

Funding requirements under Internal Revenue Service rules are a major consideration in making contributions to our postretirement benefit plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. We made total contributions of $266 and $87 to all of our qualified defined benefit pension plans during 2012 and 2011, respectively. In 2011, we made $50 of voluntary contributions to the U.S. SRP. We currently anticipate making total contributions to our qualified defined benefit pension plans in the range of $145 to $160 during 2013.

Estimated Future Benefit Payments

The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our defined benefit plans.

	Pension	Other Benefits
2013	$421	$39
2014	353	39
2015	357	39
2016	363	38
2017	366	38
2018 — 2022	1,890	183

ITT Pension and Other Postretirement Plans

The Company has recorded expense of $79 and $57 for the years ended December 31, 2011 and 2010, respectively, to record its allocation of defined benefit pension plan and other postretirement defined benefit plan costs related to the Shared Plans. The allocation of expense for the Shared Plans ended with the Spin-off and Exelis received most of the Shared Plans as part of the Transferred Plans.

Page  |  105

NOTE 15

STOCK-BASED COMPENSATION

The Company maintains an equity incentive plan (the “2011 Omnibus Incentive Plan” or the “Plan”) which became effective on October 31, 2011, following the Spin-off. ITT maintained similar plans, which governed the awards granted to our employees and directors prior to the Spin-off. The 2011 Omnibus Incentive Plan was established to govern the awards granted to Exelis employees and directors under the prior ITT plans and provides for awards of non-qualified stock options and incentive stock options, restricted stock and restricted stock units, stock appreciations rights (SARs) and other awards granted to certain of our employees and directors subsequent to the Spin-off.

During 2012, our shareholders approved an increase in shares reserved and authorized for issuance under the Plan from 28.0 shares to 40.0 shares. As of December 31, 2012, there were 18.1 awards granted under the Plan with 21.9 shares remaining available for future awards. The Company issues new shares to satisfy equity-based awards.

Disclosures prior to October 31, 2011 represent our portion of the plans maintained by ITT in which our employees and directors participated. Equity awards granted prior to the Spin-off were denominated in ITT common shares. ITT’s long-term incentive award program was comprised of three components: non-qualified stock options (NQOs), restricted stock (RS) or restricted stock units (RSUs) and target cash awards called Total Shareholder Return (TSR) awards. We account for NQOs, RSUs and RS as equity-based compensation awards. TSR awards were cash settled and accounted for as liability-based compensation. On October, 31, 2011, ITT converted or adjusted outstanding NQOs, RSUs and RS to replacement awards denominated in Exelis common shares. TSR awards were settled in cash or converted to RSUs. The manner of conversion for each award reflected a mechanism intended to preserve the intrinsic value of each award, and generally on terms which were in all material respects identical to the terms of the awards it replaced. The fair value of the converted Exelis stock awards immediately following the Spin-off was higher than the fair value of such awards immediately prior to the Spin-off. As a result, we incurred incremental compensation expense of approximately $2.3, which was recognized immediately.

Long-term incentive compensation costs for grants to employees are reduced by an estimated forfeiture rate, and are primarily recorded within SG&A expenses. These costs impacted our consolidated and combined results of operations as follows:

	Year Ended December 31,
	2012	2011	2010
Compensation costs for equity-based awards (1)	$22	$18	$8
Compensation costs for liability-based awards	2	—	(2)
Total compensation costs, pre-tax	$24	$18	$6
Future tax benefit	$10	$7	$2

(1)	Compensation costs for equity-based awards for the year ended December 31, 2011 includes $2.3 incremental cost recognized resulting from the conversion or adjustment of outstanding NQOs in connection with the Spin-off.

At December 31, 2012, total unrecognized compensation cost related to equity-based awards and liability-based awards were $28 and $4, respectively, which are expected to be recognized ratably over a weighted-average period of 1.9 years and 2.0 year, respectively.

Page  |  106

Non-Qualified Stock Options

NQOs generally vest in one-third increments over three years following the date of grant and are exercisable for periods up to seven or ten-years from the date of grant at a price equal to the fair market value of common stock at the date of grant, except for awards that were outstanding on October 31, 2011 and were revalued as a result of the Spin-off. Options granted between 2004 and 2009 were awarded with a term of seven years. Options granted prior to 2004 and after 2009 were awarded with a term of ten years. The NQOs outstanding at Spin-off retained the vesting schedule of the original ITT NQOs awards.

A summary of the status of our NQOs as of December 31, 2012, 2011 and 2010 and changes during the years then ended is presented below. The activity presented for 2011 prior to the Spin-off and 2010 represent the stock options held by Exelis employees under the ITT long-term incentive award program.

	Year Ended December 31,
	2012		2011		2010
Stock Options	Shares	Weighted- Average Exercise Price (b)	Shares	Weighted- Average Exercise Price (b)	Shares	Weighted- Average Exercise Price (b)
Outstanding at January 1,	10.59	$10.65	1.82	$41.41	2.04	$38.97
Granted	—	—	0.20	57.69	0.17	53.04
Exercised	—	—	(0.46)	39.08	(0.34)	31.31
Forfeited, canceled or expired	—	—	(0.03)	48.08	(0.05)	47.51
Outstanding at Spin-off	—	—	1.53	45.97	—	—
Conversion related to Spin-off(a)	—	—	5.16	—	—	—
Post Spin-off activities
Granted	3.05	11.19	3.98	10.95	—	—
Exercised	(2.10)	9.14	(0.08)	5.74	—	—
Forfeited, canceled or expired	(0.18)	11.52	—	—	—	—
Outstanding at December 31,	11.36	$11.06	10.59	$10.65	1.82	$41.41
Options exercisable at December 31,	4.49	$10.59	4.42	$9.89	1.52	$40.63

(a)	The weighted average grant date fair value of the stock options converted is equal to the weighted average grant date fair value of such stock options prior to the Spin-off, reduced by the Spin-off conversion adjustment. Included in the conversion related to Spin-off are awards related to employees who transferred among ITT, Xylem Inc. and Exelis as a result of the Spin-off.

(b)	In whole dollars.

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2012, 2011 and 2010 was $4, $9 and $7, respectively.

Page  |  107

The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices (in whole dollars)	Number	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price (in whole dollars)	Aggregate Intrinsic Value	Number	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price (in whole dollars)	Aggregate Intrinsic Value
$ 7.00 – $10.72	1.46	2.4	$7.99	$4.78	1.42	2.3	$7.93	$4.76
$ 10.95 – $15.12	9.90	7.8	11.52	1.50	3.07	5.8	11.83	0.42
Total	11.36	7.1	$11.06	$6.28	4.49	4.7	$10.59	$5.18

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Exelis’ closing stock price of $11.27 (in whole dollars) on December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The number of options “out-of-the money” as of December 31, 2012, included as exercisable in the preceding table was 1.8.

As of December 31, 2012, the total number of stock options expected to vest (including those that have already vested) was 11.2. These stock options have a weighted-average exercise price of $11.06 (in whole dollars), an aggregate intrinsic value of $6.2 and a weighted average remaining contractual life of 7.1 years.

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

The following assumptions were utilized in deriving the fair value for NQOs granted from October 31, 2011 to December 31, 2012 under the Black-Scholes model, and prior to October 31, 2011 and for the year ended December 31, 2010 under the lattice model.

	Year Ended December 31,
	2012	2011	2010
Dividend yield	3.69%	3.77%	1.88%
Expected volatility	27.1%	27.1%	27.06%
Expected life (in years)	7.0	7.0	7.0
Risk-free rates	1.41%	1.51%	3.06%
Weighted-average grant date fair value	$1.96	$1.92	$14.50

Black-Scholes: Dividend yield is based on the announced dividend as of the grant date annualized and divided by the grant date stock price. Volatility is based on daily average volatility of our peer group companies over 7 years, which is consistent with the expected term. Peer group companies were selected from companies within the aerospace and defense industry that most closely match our business, including size, diversification, and customer base. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. The risk-free rate is based on the United States Treasury stripped coupon rates with maturities corresponding to the expected term of 7 years, measured as of the grant date.

Page  |  108

Lattice Model: Stock options granted prior to the Spin-off were calculated based on historical ITT employee exercise behavior. Expected volatilities were based on ITT’s historical stock price volatility and, implied volatilities derived from traded options on ITT’s stock. ITT used historical data to estimate option exercise and employee termination behavior within the valuation model. Employee groups and option characteristics were considered separately for valuation purposes. The expected life represented an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who had historically exhibited different behavior. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of option grant.

Restricted Stock and Restricted Stock Units

Under the Plan, RS and RSUs typically vest three years from the date of grant. Holders of RS have the right to receive dividends and vote the shares. RSUs accrue dividends; however, the dividends are forfeited if the RSUs do not vest. RSUs have no voting rights. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the RS or RSUs are forfeited. If an employee retires or is terminated other than for cause, all or a pro rata portion of the RS or RSUs may vest. The RS and RSUs outstanding at Spin-off retained the vesting schedule of the original ITT awards.

The table below provides a roll-forward of outstanding RS and RSUs for each of the previous three years ended.

	Year Ended December 31,
	2012		2011		2010
Restricted Stock	Shares	Weighted Average Grant Date Fair Value(b)	Shares	Weighted Average Grant Date Fair Value(b)	Shares	Weighted Average Grant Date Fair Value(b)
Outstanding at January 1,	3.51	$10.93	0.51	$45.17	0.46	$44.25
Granted	—	—	0.18	57.52	0.20	53.06
Vested	—	—	(0.13)	50.18	(0.11)	55.89
Forfeited and canceled	—	—	—	—	(0.04)	45.56
Outstanding at Spin-off	—	—	0.56	47.49	—	—
Conversion related to Spin-off (a)	—	—	1.93	—	—	—
Post Spin-off activities
Granted	1.25	11.16	1.02	10.95	—	—
Vested	(1.01)	8.44	—	—	—	—
Forfeited and canceled	(0.19)	11.94	—	—	—	—
Outstanding at December 31,	3.56	$11.67	3.51	$10.93	0.51	$45.17

(a)	The weighted average grant date fair value of the RS and RSUs converted is equal to the weighted average grant date fair value of such RS and RSUs prior to the Spin-off, reduced by the Spin-off conversion adjustment. Included in the conversion related to Spin-off are awards related to employees who transferred among ITT, Xylem Inc. and Exelis as a result of the Spin-off.

(b)	In whole dollars.

Page  |  109

Total Shareholder Return Awards

TSR awards provide performance-based cash award incentives to our key employees. TSR awards are accounted for under stock-compensation principals of accounting as liability-based awards. For the year ended December 31, 2012, we granted TSR awards with an aggregate target value of $4 that are cash settled at the end of a three-year performance period. The fair value of TSR awards are measured quarterly based on the Company’s performance relative to the performance of a concentrated group of our peer companies and the S&P 1500 Aerospace and Defense index. Depending on the Company’s performance during the three-year performance period, payment can range from 0% to 200% of the target value.

In connection with the Spin-off, outstanding TSR awards were either settled in cash for the uncompleted performance period for the 2009 TSR awards, or replaced with RSUs for the remaining performance period for the 2010 and 2011 TSR awards. TSR awards granted during 2009 were settled in cash at value equal to the uncompleted portion at target, which totaled $0.1. TSR awards granted in 2010 and 2011 were converted to replacement RSUs equal to the unvested portion at target divided by the closing price of Exelis common stock on the date of grant. We granted 0.3 replacement RSUs on November 7, 2011, with weighted-average grant date fair value of $10.95. The replacement RSUs vest on December 31, 2012 and December 31, 2013. Prior to October 31, 2011, the fair value of TSR awards was determined by measuring ITT’s relative total shareholder return performance against the total shareholder return performance of other stocks generally comprising the S&P Industrials Index.

NOTE 16

SHAREHOLDERS’ EQUITY

Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share (in whole dollars)) and 50 shares of preferred stock (no par value) on December 31, 2012 and 2011. There were 188.3 and 186.2 shares of common stock issued and outstanding at December 31, 2012 and 2011, respectively. No preferred stock was issued and outstanding at December 31, 2012 and 2011.

We issue shares of our common stock in connection with our 2011 Omnibus Incentive Plan. At December 31, 2012, 40.0 shares of common stock were reserved for issuance in connection with this Plan and we had a remaining balance of 21.9 shares of common stock available for future grants under this Plan.

On October 11, 2012, the Board of Directors declared a cash dividend of $0.10 per share, payable on January 1, 2013 to shareholders of record on November 16, 2012. We transferred $19 to the transfer agent prior to December 31, 2012 to fund this dividend payment. In 2012, we declared four quarterly dividends totaling $79 or $0.41 per share and in 2011, subsequent to the Spin-off, we declared dividends totaling $19 or $0.10 per share.

On December 11, 2012, our Board of Directors approved a share repurchase program for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $100. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on December 31, 2015. As of December 31, 2012, we had not repurchased any of our common stock under the share repurchase program.

Page  |  110

NOTE 17

ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, included in stockholders’ equity are as follows:

	Currency Translation Adjustment	Investment Security(a)	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(9)	$9	$(68)	$(68)
Net actuarial loss arising during the year	—	—	(29)	(29)
Prior service cost arising during the year	—	—	(1)	(1)
Amortization of actuarial loss included in net periodic benefit cost	—	—	22	22
Amortization of prior service cost included in net periodic benefit cost	—	—	1	1
Transfer of defined benefit plans from ITT in connection with Spin-off	—	—	(1,587)	(1,587)
Conversion of parent company equity to cumulative translation adjustment	15	—	—	15
Foreign currency translation gain, net	1	—	—	1
Reclassification adjustment for gain realized in net income	—	(8)	—	(8)
Unrealized holding loss arising during the year	—	(1)	—	(1)
Balance at December 31, 2011	$7	$—	$(1,662)	$(1,655)
Net actuarial loss arising during the year	—	—	(230)	(230)
Prior service credit arising during the year	—	—	1	1
Amortization of actuarial loss included in net periodic benefit cost	—	—	52	52
Defined benefit plans tax reclassification attributable to Spin-off	—	—	(11)	(11)
Foreign currency translation gain, net	8	—	—	8
Balance at December 31, 2012	$15	$—	$(1,850)	$(1,835)

(a)	The Company had an investment in marketable securities classified as available-for-sale. All unrealized gains and losses on available-for-sales securities were included as a component of accumulated other comprehensive loss, net of taxes, and were reclassified and recognized as realized gain (loss) in net income upon disposition. Our investment in available-for-sale securities was recorded at fair value. As of December 31, 2012 and 2011, we had no investments in available-for-sale securities.

Page  |  111

The following tables provide a summary of the changes in accumulated other comprehensive loss for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Pretax	Tax	After Tax
Changes in foreign exchange translation	$8	$—	$8
Changes in defined benefit plans	(283)	106	(177)
Defined benefit plans tax reclassification attributable to Spin-off	—	(11)	(11)
Net change in accumulated other comprehensive loss	$(275)	$95	$(180)

	Year Ended December 31, 2011
	Pretax	Tax	After Tax
Changes in foreign exchange translation	$1	$—	$1
Changes in defined benefit plans	(12)	5	(7)
Conversion of parent company equity to cumulative translation adjustment	15	—	15
Changes in investment security	(15)	6	(9)
Transfer of pension from ITT in connection with Spin-off	(2,661)	1,074	(1,587)
Net change in accumulated other comprehensive loss	$(2,672)	$1,085	$(1,587)

NOTE 18

RELATED PARTY TRANSACTIONS AND PARENT COMPANY EQUITY

The Consolidated and Combined Financial Statements have been prepared on a stand-alone basis. However, prior to October 31, 2011, they were derived from the consolidated financial statements and accounting records of ITT.

Allocation of General Corporate Expenses

Prior to October 31, 2011 these Consolidated and Combined Financial Statements included expense allocations for certain functions provided by ITT as well as other ITT employees not solely dedicated to Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. We were allocated $102 and $108 for the 10 months ended October 30, 2011 and the year ended December 31, 2010, respectively, of general corporate expenses incurred by ITT which are included within SG&A expenses in the Consolidated and Combined Statements of Operations.

Related Party Sales

Historically, we sold certain inventory to other ITT businesses. Total revenue included in our consolidated and combined statements of operations for these related party sales totaled $1 and $1 for the 10 months ended October 31, 2011 and the year ended December 31, 2010, respectively. We also purchased inventory from other ITT businesses. We recognized cost of revenues from the inventory purchased from ITT of $2 and $6, for the 10 months ended October 31, 2011 and the year ended December 31, 2010, respectively. The aggregate inventory on hand of purchases from other ITT businesses as of October 31, 2011 and December 31, 2010 was not significant.

Page  |  112

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

For the year ended December 31, 2012 and for the period from October 31, 2011 through December 31, 2011, charges incurred as a result of the services provided to Exelis by ITT and Xylem Inc. under the transaction service agreements, net of costs passed through to third parties, were $2 and $1, respectively, and charges related to the these agreements for services provided by Exelis to ITT and Xylem Inc., net of costs passed through to third parties, were $2 and $0.4, respectively. At December 31, 2012 and 2011, total payables due from Exelis to ITT and Xylem Inc. were $3 and $10, respectively, and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $42, respectively.

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

Page  |  113

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

Page  |  114

into a Master Sublease Agreement pursuant to which ITT subleases certain real estate to or from Exelis that is currently leased by ITT, or certain of its subsidiaries, but currently occupied and operated by one or both parties, in each case for a limited term. The real estate matters agreements help ensure an orderly transition following the Spin-off.

Master Transition Services Agreement

We entered into a Master Transition Services Agreement with ITT and Xylem Inc., under which each of ITT and Xylem Inc. or their respective affiliates provides us with certain services, and we provide each of ITT and Xylem Inc. certain services, including information technology, financial, procurement, human resource, benefits support and other specified services from ITT and Xylem Inc. and including information technology, human resources and other specified services to ITT and Xylem Inc. These services are generally provided at costs and a portion of these services were completed in 2012 with the remaining portion expected to be completed by the end of 2013.

Subcontract Pending Novation

We entered into a subcontract with ITT pending the U.S. Government’s agreement to novate all of the U.S. Government contracts under which Exelis is obligated to fulfill the remaining terms. Pursuant to the terms of the subcontract, ITT is obligated to deposit all proceeds it receives under such government contracts into a bank account controlled by Exelis. As of December 31, 2012, all U.S. Government contracts have been novated and we are working diligently with the U.S. Government to finalize the modifications to the novated contacts and expect these modifications to be completed in early 2013.

Parent Company Equity

Net transfers (to)/from parent are included within parent company investment on the Consolidated and Combined Statements of Shareholders’ and Parent Company Equity for the period from January 1, 2011 through October 31, 2011 and the year ended December 31, 2010. The components of the net transfers (to)/from parent are as follows:

	October 31, 2011	December 31, 2010
Intercompany sales and purchases, net	$2	$5
Intercompany dividends (1)	(887)	(13)
Cash pooling and general financing activities	(149)	(841)
Cash transfers for acquisitions, divestitures and investments	—	(213)
Corporate allocations including income taxes	188	315
Accumulated other comprehensive loss transferred in connection with Spin-off (2)	1,587	—
Net liabilities transferred in connection with Spin-off	(1,169)	—
Total Net Transfers to parent	$(428)	$(747)

(1)	Primarily represents the dividend paid to ITT in connection with the Spin-off.

(2)	Transfer of postretirement benefit plans from ITT in connection with Spin-off. During 2012, we recorded tax adjustments attributable to the Spin-off of $11, which increased the accumulated other comprehensive loss transferred in connection with the Spin-off to $1,598, with an offsetting increase to additional paid-in capital.

Page  |  115

The components of net assets and liabilities transferred from ITT in connection with the Spin-off were as follows:

October 31, 2011
Receivables, net	$1
Plant, property and equipment, net	7
Deferred income taxes(1)	840
Other assets	14
Total assets transferred	$862
Defined benefit plans	$2,047
Other liabilities	(16)
Total liabilities transferred	$2,031
Net liabilities transferred in connection with Spin-off	$1,169

(1)	During 2012, we recorded tax adjustments attributable to the Spin-off of $3, which increased deferred income taxes attributable to Spin-off to $843, with on offsetting increase to additional paid-in capital.

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

Page  |  116

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

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $27 and $29 as of December 31, 2012 and 2011, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.

The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	Year Ended December 31,
	2012	2011
Low-end range	$24	$20
High end range	$47	$53
Number of active environmental investigation and remediation sites	22	23

U.S. Government Contracts, Investigations and Claims

The Company has U.S. Government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause. Such contract suspensions or terminations could result in un-reimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations.

Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the Company because of its reliance on U.S. Government contracts.

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

Page  |  117

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

Letters of Credit

In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2012, there was an aggregate of approximately $106 surety bonds, guarantees and stand-by letters of credit outstanding.

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

Page  |  118

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

Segment financial results were as follows:

	2012			2011			2010
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronic and Systems	$2,487	$—	$2,487	$2,817	$—	$2,817	$3,608	$—	$3,608
Information and Technical Services	—	3,035	3,035	—	3,022	3,022	—	2,303	2,303
Eliminations	—	—	—	—	—	—	(12)	(8)	(20)
Total	$2,487	$3,035	$5,522	$2,817	$3,022	$5,839	$3,596	$2,295	$5,891

	Operating Income			Operating Margin
	2012	2011	2010	2012	2011	2010
C4ISR Electronic and Systems	$350	$385	$563	14.1%	13.7%	15.6%
Information and Technical Services	211	150	126	7.0%	5.0%	5.5%
Total	$561	$535	$689	10.2%	9.2%	11.7%

	Total Assets		Plant, Property & Equipment
	2012	2011	2012	2011
C4ISR Electronic and Systems	$3,078	$3,168	$314	$326
Information and Technical Services	1,186	1,186	181	157
Corporate and Other	948	745	17	11
Total	$5,212	$5,099	$512	$494

	Capital Expenditures			Depreciation & Amortization
	2012	2011	2010	2012	2011	2010
C4ISR Electronic and Systems	$56	$51	$56	$101	$112	$123
Information and Technical Services	44	43	52	23	19	15
Corporate and Other	19	1	—	6	2	1
Total	$119	$95	$108	$130	$133	$139

Page  |  119

NOTE 21

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table comprises selected financial data for the years ended December 31, 2012 and 2011.

	2012 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total revenue	$1,421	$1,379	$1,361	$1,361	$1,344	$1,485	$1,530	$1,480
Selling, general and administrative expenses	133	130	114	139	140	139	150	137
Net income	70	86	88	86	82	79	101	64
Basic earnings per share
Net income	$0.38	$0.46	$0.47	$0.46	$0.44	$0.42	$0.54	$0.34
Diluted earnings per share
Net income	$0.37	$0.46	$0.47	$0.45	$0.44	$0.42	$0.54	$0.34
Weighted average common shares outstanding
Basic	186.6	187.5	187.6	187.9	186.2	186.2	186.2	186.2
Diluted	187.5	188.5	188.7	189.5	187.1	187.1	187.1	186.7

For the first three quarters in 2011, basic and diluted earnings per common share were computed using the number of shares of our common stock outstanding on October 31, 2011. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding for the first three quarters in 2011.

Page  |  120

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXELIS INC.
(Registrant)

March 1, 2013	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer (Principal Accounting Officer)

Page  |  121

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David F. Melcher David F. Melcher	Chief Executive Officer and President	March 1, 2013

/s/ Peter J. Milligan Peter J. Milligan	Senior Vice President and Chief Financial Officer	March 1, 2013

/s/ Gregory P. Kudla Greg P. Kudla	Chief Accounting Officer (Principal accounting officer)	March 1, 2013

/s/ Herman E. Bulls Herman E. Bulls	Director	March 1, 2013

/s/ Christina A. Gold Christina A. Gold	Director	March 1, 2013

/s/ Ralph F. Hake Ralph F. Hake	Director	March 1, 2013

/s/ John J. Hamre John J. Hamre	Director	March 1, 2013

/s/ Paul J. Kern Paul J. Kern	Director	March 1, 2013

/s/ Steven R Loranger Steven R Loranger	Director	March 1, 2013

/s/ Patrick Moore Patrick Moore	Director	March 1, 2013

/s/ Mark L. Reuss Mark L. Reuss	Director	March 1, 2013

/s/ Billie I. Williamson Billie I. Williamson	Director	March 1, 2013

/s/ R. David Yost R. David Yost	Director	March 1, 2013

Page  |  122

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.2 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No.1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682)

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682)

(10.1)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.2)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.3)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.4)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.5)	ITT Transitional Trademark License Agreement —Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No.1-5672).

(10.6)	Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011, among Exelis Inc., the Lenders Named Therein, J.P. Morgan Chase Bank, N.A., as Administrative Agent and Citibank, N.A., as Syndication Agent.	Incorporated by reference to Exhibit 10.6 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.7)	Exelis Inc. 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.8)	Exelis Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.8 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.9)	Exelis Inc. 1997 Annual Incentive Plan	Incorporated by reference to Exhibit 10.9 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

Page  |  123

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.10)	Exelis Inc. Annual Incentive Plan for Executive Officers	Incorporated by reference to Exhibit 10.10 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.11)	Exelis Salaried Investment and Savings Plan	Incorporated by reference to Exhibit 4.4 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.12)	Exelis Inc. Excess Savings Plan	Incorporated by reference to Exhibit 10.12 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.13)	Exelis Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.14)	Exelis Inc. Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.14 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No.1-35228).

(10.15)	Exelis Inc. Enhanced Severance Pay Plan	Incorporated by reference to Exhibit 10.15 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No.1-35228).

(10.16)	Exelis Inc. Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.16 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.17)	Exelis Inc. Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.17 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.18)	ITT Excess Pension Plan IA (formerly known as ITT Industries Excess Pension Plan IA.). Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.14 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.19)	ITT Excess Pension Plan IB (formerly known as ITT Industries Excess Pension Plan IB). Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.15 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.20)	ITT Excess Pension Plan IIA (formerly known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II, as amended and restated as of July 13, 2004). Originally effective as of January 1, 1988. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.21)	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.55 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

Page  |  124

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.22)	Special Retention and Employment Compensation Memorandum between Christopher C. Bernhardt and ITT Corporation, dated February 13, 2009	Incorporated by reference to Exhibit 10.7 of Exelis Inc.’s Registration Statement on Form 10 filed on September 26, 2011 (CIK No. 1524471, File No. 1-35228).

(10.23)	Special Retention and Employment Compensation Memorandum between Christopher C. Bernhardt and ITT Corporation, dated August 11, 2010	Incorporated by reference to Exhibit 10.8 of Exelis Inc.’s Registration Statement on Form 10 filed on September 26, 2011 (CIK No. 1524471, File No. 1-35228).

(10.24)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders’ Grant	Incorporated by reference to Exhibit 10.24 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.25)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant	Incorporated by reference to Exhibit 10.25 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.26)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2010 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.26 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.27)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2011 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.27 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.28)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — Founders’ Grant (Stock Settled)	Incorporated by reference to Exhibit 10.28 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.29)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Stock Settled)	Incorporated by reference to Exhibit 10.29 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.30)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Cash Settled)	Incorporated by reference to Exhibit 10.30 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.31)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Restricted Stock Unit Award Agreement — Non-Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.31 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.32)	Form of Exelis Inc. 2011 Omnibus Incentive Plan General Restricted Stock Unit Award Agreement — Non Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.32 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.33)	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.33 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.34)	Employment Agreement between David F. Melcher and Exelis Inc., dated October 4, 2011	Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on October 20, 2011 (CIK No. 1524471, File No. 1-35228).

Page  |  125

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.35)	Form of Exelis Inc. Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.35 of Exelis Inc.’s Form 10-Q Quarterly Report filed on May 4, 2012 (CIK No. 1524471, File No. 1-35228).

(10.36)	Separation Agreement and Complete Release of Liability between Michael R. Wilson and Exelis Inc. dated January 17, 2013	Incorporated by reference to Exhibit 99.1 of Exelis Inc.’s Form 8-K Current Report filed on January 18, 2013 (CIK No. 1524471, File No. 1-35228).

(11)	Statement re computation of per share earnings	Information required to be presented in Exhibit 11 is provided in Note 7 to the Consolidated and Combined Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement re computation of ratios	Filed herewith.

(21)	Subsidiaries of the Registrant	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)

The following materials from Exelis Inc.’s Annual

Report on Form 10-K for the year ended December

31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated and Combined Statements of Operations, (ii) Consolidated and Combined Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated and Combined Statements of Cash Flows, (v) Consolidated and Combined Statements of Shareholders’ and Parent Company Equity and (vi) Notes to Consolidated and Combined Financial Statements

Submitted electronically with this report.

Page  |  126