Form 10-Q
period 2013-03-31
Exelis Inc.
filed 2013-05-03
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2013 there were 188,135,721 shares of common stock ($0.01 par value per share) issued and outstanding.

Page | 2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2013	2012
Product revenue	$499	$653
Service revenue	686	768
Total revenue	1,185	1,421
Cost of product revenue	357	461
Cost of service revenue	577	674
Selling, general and administrative expenses	115	133
Research and development expenses	13	14
Restructuring charges, net	49	1
Operating income	74	138
Interest expense, net	8	9
Other expense (income), net	2	8
Income from continuing operations before income tax expense	64	121
Income tax expense	20	51
Net income	$44	$70
Earnings Per Share
Basic
Net income	$0.23	$0.38
Diluted
Net income	$0.23	$0.37
Weighted average common shares outstanding – basic	188.3	186.6
Weighted average common shares outstanding – diluted	189.8	187.5
Cash dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 3

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended March 31,
	2013	2012
Net income	$44	$70
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	(10)	5
Defined benefit plans
Amortization of actuarial loss included in net periodic benefit cost	18	13
Amortization of prior service cost included in net periodic benefit cost	1	—
Other comprehensive income (loss), net of tax	9	18
Total comprehensive income	$53	$88

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 4

EXELIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$185	$292
Receivables, net	1,022	995
Inventories, net	301	283
Deferred tax asset	68	85
Other current assets	62	58
Total current assets	1,638	1,713
Plant, property and equipment, net	509	512
Goodwill	2,188	2,180
Other intangible assets, net	184	184
Deferred tax asset	543	556
Other non-current assets	66	67
Total non-current assets	3,490	3,499
Total assets	$5,128	$5,212
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$368	$444
Advance payments and billings in excess of costs	327	322
Compensation and other employee benefits	177	246
Other accrued liabilities	265	203
Total current liabilities	1,137	1,215
Defined benefit plans	2,160	2,203
Long-term debt	649	649
Deferred tax liability	3	1
Other non-current liabilities	127	128
Total non-current liabilities	2,939	2,981
Total liabilities	4,076	4,196
Commitments and contingencies (Note 15)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,578	2,575
Retained earnings	298	274
Accumulated other comprehensive loss	(1,826)	(1,835)
Total shareholders’ equity	1,052	1,016
Total liabilities and shareholders’ equity	$5,128	$5,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 5

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$44	$70
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27	30
Stock-based compensation	5	5
Restructuring charges, net	49	1
Payments for restructuring	(6)	(8)
Defined benefit plans expense	26	12
Defined benefit plans payments	(39)	(197)
Change in assets and liabilities
Change in receivables	(27)	(225)
Change in inventories	(17)	1
Change in other assets	(3)	(11)
Change in accounts payable	(77)	15
Change in advance payments and billings in excess of costs	6	10
Change in deferred taxes	18	69
Change in other liabilities	(72)	(66)
Other, net	1	(4)
Net cash used in operating activities	(65)	(298)
Investing activities
Capital expenditures	(17)	(24)
Proceeds from the sale of assets	—	1
Acquisitions, net of cash acquired	(15)	—
Other, net	—	2
Net cash used in investing activities	(32)	(21)
Financing activities
Short-term borrowing under credit facility, net	—	145
Proceeds from commercial paper, net	—	265
Dividends paid	—	(19)
Proceeds from exercise of stock options	1	13
Other, net	(2)	2
Net cash (used in) provided by financing activities	(1)	406
Exchange rate effects on cash and cash equivalents	(9)	5
Net change in cash and cash equivalents	(107)	92
Cash and cash equivalents – beginning of year	292	116
Cash and cash equivalents – end of period	$185	$208

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 6

EXELIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
BACKGROUND, BASIS OF PRESENTATION AND USE OF ESTIMATES
Background
Exelis Inc. (“Exelis” or the “Company”) is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of networked communications, sensing and surveillance, electronic warfare, navigation, air traffic solutions and information systems, with growing positions in cyber-security, composite aerostructures, logistics and technical services. The Company’s customers include the U.S. Department of Defense (DoD), including the U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and non-defense programs in the United States. Exelis conducts most of its business with the U.S. Government, principally the DoD.
Unless the context otherwise requires, references in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. and its subsidiaries.
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. These financial statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. We believe that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year.
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
During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2013 and 2012, net favorable

Page | 7

cumulative catch-up adjustments related to prior periods increased operating income by approximately $24 and $27, respectively, and diluted earnings per share by approximately $0.09 and $0.08, respectively.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance intended to update the disclosure requirements for accumulated other comprehensive income (AOCI). This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The updated guidance requires an entity to disclose additional information about changes in AOCI balances by component and significant amounts reclassified out of AOCI by component. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013 and have provided the additional required disclosures in the notes to these financial statements.
Pronouncements Not Yet Adopted
New pronouncements issued but not effective until after March 31, 2013 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
RESTRUCTURING CHARGES, NET
During the three months ended March 31, 2013, we initiated an action to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions, which is expected to be completed by the end of 2013. Through voluntary and involuntary employee reductions, we are eliminating approximately 960 positions related to this action, which includes factory workers, administrative personnel and management employees. For the year ended December 31, 2013, we expect to incur aggregate restructuring charges in the range of $60 to $70 related to this action. During the three months ended March 31, 2013, charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities. During the three months ended March 31, 2013, we recorded net restructuring charges of $49 related to this new action and none related to prior actions. We did not have any individually significant restructuring activities during the three months ended March 31, 2012.
The components of restructuring charges, net, are summarized in the table below.

	Three months ended March 31,
	2013	2012
By component
Severance charges	$45	$1
Other restructuring charges	4	—
Restructuring charges, net	$49	$1
By segment
C4ISR Electronics and Systems	$40	$1
Information and Technical Services	9	—
Restructuring charges, net	$49	$1

Page | 8

The following table displays a roll-forward of restructuring accruals for the three months ended March 31, 2013 and details, by type and segment, of the restructuring accruals balance at March 31, 2013, which is presented on our Consolidated Balance Sheets within other accrued liabilities.

Balance at January 1, 2013	$9
Charges for plans initiated during the year	49
Cash payments	(6)
Balance at March 31, 2013	$52
By accrual type
Severance accrual	$46
Facility carrying and other costs accrual	6
By segment
C4ISR Electronics and Systems	$40
Information and Technical Services	12
The following table displays a roll-forward of employee position eliminations associated with all restructuring activities for the three months ended March 31, 2013.

Planned reductions at January 1, 2013	46
Additional planned reductions	960
Actual reductions	(629)
Planned reductions at March 31, 2013	377
NOTE 4
EARNINGS PER SHARE
The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding	187.8	185.2
Add: Weighted average restricted stock awards outstanding(a)	0.5	1.4
Basic weighted average common shares outstanding	188.3	186.6
Add: Dilutive impact of stock options	0.3	0.6
Add: Dilutive impact of restricted stock units	1.2	0.3
Diluted weighted average common shares outstanding	189.8	187.5

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

We excluded from our diluted share calculation for the three months ended March 31, 2013 and 2012 10.5 and 7.9 shares, respectively, related to stock options and zero and 0.3 shares, respectively, related to restricted stock units, as their effect would have been antidilutive.

Page | 9

NOTE 5
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share (in whole dollars)) and 50 shares of preferred stock (no par value) on March 31, 2013 and December 31, 2012. There were 188.1 and 188.3 shares of common stock issued and outstanding as of March 31, 2013 and December 31, 2012, respectively. No preferred stock was issued and outstanding at March 31, 2013 and December 31, 2012.
Dividends
On February 21, 2013, the Board of Directors declared a cash dividend of $0.10 per share, payable on April 1, 2013 to shareholders of record on March 15, 2013.
NOTE 6
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, net of tax, by component, for the three months ended March 31, 2013:

	Net Foreign Currency Translation Adjustments	Unamortized Defined Benefit Plan Costs		Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$15	$(1,850)		$(1,835)
Other comprehensive income (loss) before reclassifications	(10)	—		(10)
Amounts reclassified from accumulated other comprehensive loss	—	19	(a)	19
Net current period other comprehensive income (loss)	(10)	19		9
Balance at March 31, 2013	$5	$(1,831)		$(1,826)
(a) This accumulated other comprehensive loss component primarily relates to the amortization of net actuarial loss of $18 (net of tax of $13), which is included in the computation of net periodic benefit cost (Note 12).
Unamortized defined benefit plan costs consist primarily of net actuarial loss totaling $1,827 and $1,845, net of tax, as of March 31, 2013 and December 31, 2012, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.
Unamortized defined benefit plan costs included in accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets were reduced by taxes of $1,198 and $1,211 as of March 31, 2013 and December 31, 2012, respectively. The changes in defined benefit plan costs included in other comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income were reduced by tax of $13 and $8 for the three months ended March 31, 2013 and March 31, 2012, respectively.
NOTE 7
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate, adjusted for discrete items within the period. The comparison of effective income tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.

Page | 10

For the three months ended March 31, 2013, the Company recorded an income tax provision of $20 or 31.3% of income from continuing operations before income tax expense compared to $51 or 42.1% during the same prior year period. The effective income tax rate varies from the federal statutory rate of 35% primarily due to the unfavorable impact of state taxes offset by favorable impacts from the U.S. manufacturing deduction. The effective income tax rate for the three months ended March 31, 2013 also included the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit. The 2012 effective income tax rate included the unfavorable impact of nondeductible separation costs.
Uncertain Tax Positions
As of March 31, 2013 and December 31, 2012, unrecognized tax benefits were $35 and $56, respectively. Unrecognized tax benefits are primarily related to the timing of certain income and deductions and we anticipate that these unrecognized tax benefits will significantly decrease within twelve months of the reporting date due to the expected filing and acceptance of accounting method changes, which will not impact income tax expense.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our unaudited Condensed Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, we had no interest accrued for tax matters and $6 and $9, respectively, accrued for tax penalties.
NOTE 8
RECEIVABLES, NET
Receivables, net were comprised of the following:

	March 31, 2013	December 31, 2012
Billed receivables	$463	$429
Unbilled contract receivables	555	562
Other	7	7
Receivables, gross	1,025	998
Allowance for doubtful accounts	(3)	(3)
Receivables, net	$1,022	$995
Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the U.S. Government, were $382 and $340 at March 31, 2013 and December 31, 2012, respectively. Because the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the March 31, 2013 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.
NOTE 9
INVENTORIES, NET
Inventories, net were comprised of the following:

	March 31, 2013	December 31, 2012
Production costs of contracts in process	$280	$253
Less progress payments	(20)	(22)
Production costs of contracts in process, net	260	231
Product inventory	41	52
Inventories, net	$301	$283

Page | 11

NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
As of March 31, 2013 and December 31, 2012, goodwill was $2,188 and $2,180, respectively. As of March 31, 2013 and December 31, 2012, goodwill for our C4ISR Electronics and Systems segment was $1,803 and $1,802, respectively, and goodwill for our Information and Technical Services segment was $385 and $378, respectively.
During the three months ended March 31, 2013, the Company acquired C4i Pty. Ltd. for an aggregate purchase price of approximately $16, net of cash acquired, resulting in an increase to goodwill of $7 and other intangible assets of $7. The operating results of the business are reported in the Information and Technical Services segment from the date of acquisition. The assets, liabilities and results of operations for the acquired business were not material to the Company.
Other Intangible Assets, Net
Information regarding our other intangible assets was as follows:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$524	$(354)	$170	$524	$(348)	$176
Proprietary technology	30	(19)	11	25	(18)	7
Trademark, patents and other	7	(4)	3	5	(4)	1
Total other intangible assets	$561	$(377)	$184	$554	$(370)	$184
Amortization expense related to other intangible assets for the three months ended March 31, 2013 and 2012 was $7 and $9, respectively.
Estimated amortization expense for the remaining nine months of 2013 and each of the five succeeding years and thereafter is as follows:

Remaining 2013	$20
2014	23
2015	21
2016	19
2017	16
2018 and thereafter	85
Total	$184
NOTE 11
DEBT
Debt consisted of the following:

	March 31, 2013	December 31, 2012
Long-term debt	$650	$650
Unamortized debt discount	(1)	(1)
Total long-term debt	$649	$649

Page | 12

The following table provides a summary of interest rates, carrying amounts and estimated fair values of outstanding long-term debt:

		March 31, 2013		December 31, 2012
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (due 2016)	4.25%	$250	$268	$250	$262
Senior notes (due 2021)	5.55%	400	429	400	437
Total		$650	$697	$650	$699
The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources.
Commercial Paper
The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of March 31, 2013 and December 31, 2012, there was no commercial paper outstanding under our commercial paper program.
Credit Facility
The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of revolving loans, competitive advances and letters of credit in a face amount up to $100. Borrowings under the credit facility bear interest at rates based, at our option, on a Eurodollar rate or an alternate base rate, as defined in the Credit Facility. As of March 31, 2013 and December 31, 2012, there were no borrowings or letters of credit outstanding under the Credit Facility.
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
Senior Notes
The Company has outstanding long-term debt of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”). As of March 31, 2013 and December 31, 2012, accrued interest payable on the Notes, included in other accrued liabilities, was $16 and $8, respectively, and is payable on April 1 and October 1 of each year.
The Notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions. The Notes also have customary events of default, including, but not limited to, non-payment of principal and interest, and certain events of bankruptcy, insolvency or reorganization of the Company. Under the terms of the Notes, we have the option to redeem the Notes prior to maturity, and we will be required to make an offer to purchase the Notes if a change of control triggering event occurs.
NOTE 12
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

Page | 13

	Three Months Ended March 31,
	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$19	$1	$20	$19	$1	$20
Interest cost	60	5	65	66	6	72
Expected return on plan assets	(85)	(6)	(91)	(96)	(5)	(101)
Amortization of net actuarial loss	28	3	31	18	3	21
Amortization of prior service cost (credit)	1	—	1	1	(1)	—
Net periodic benefit cost	$23	$3	$26	$8	$4	$12
We contributed $29 and $197 to our qualified defined benefit pension plans during the three months ended March 31, 2013 and 2012, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans in the range of $115 to $130 during the remainder of 2013.
NOTE 13
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan to govern awards granted to Exelis employees and directors, including awards of non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards.
The following table provides the impact of these costs in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2013	2012
Compensation cost for equity-based awards	$5	$5
Future tax benefit	$2	$2
At March 31, 2013, total unrecognized compensation costs related to equity-based awards and liability-based awards were $40 and $6, respectively, which are expected to be recognized ratably over a weighted-average period of 2.2 years and 2.3 years, respectively.
The following table provides a summary of the activities for NQOs and restricted stock, including RSUs and restricted stock awards, for the three months ended March 31, 2013:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price (a)	Shares	Weighted Average Grant Date Fair value (a)
Outstanding at January 1, 2013	11.36	$11.06	3.56	$11.67
Granted	2.89	11.11	1.06	11.11
Exercised	(0.11)	7.28	—	—
Vested	—	—	(0.71)	12.10
Forfeited, canceled or expired	(0.48)	11.88	(0.10)	11.06
Outstanding at March 31, 2013	13.66	$11.07	3.81	$11.45

(a)	In whole dollars.

Page | 14

During the three months ended March 31, 2013, we granted long-term incentive awards to employees consisting of 2.9 NQOs and 1.1 RSUs with respective weighted average grant date fair values (in whole dollars) of $1.93 and $11.11. The NQOs vest annually in three equal installments and have a ten-year expiration period. RSUs vest on the completion of a three-year service period. We also granted TSR awards with an aggregate target value of $4 that are cash settled at the end of a three-year performance period.
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
The following table details the weighted average assumptions utilized in determining the fair value of the NQOs granted during the first three months of 2013.

Dividend yield	3.72%
Expected volatility	27.0%
Expected life (in years)	7.0
Risk-free rates	1.40%
Grant date fair value (in whole dollars)	$1.93
NOTE 14
RELATED PARTY TRANSACTIONS
Separation Agreements
On October 31, 2011, ITT Corporation ("ITT") completed the spin-off (the “Spin-off”) of Exelis and Exelis began operating as a stand-alone publicly traded corporation. Prior to the Spin-off, Exelis operated as the Defense and Information Solutions Segment of ITT.
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
The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem Inc. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims. Certain intercompany work orders and/or informal intercompany commercial arrangements were converted into third-party contracts based on ITT’s standard terms and conditions.
For the three months ended March 31, 2013 and 2012, charges incurred for services provided to Exelis by ITT and Xylem Inc. under the transaction service agreements, net of costs passed through to third parties, were $0.7 and $0.6, respectively, and charges related to the these agreements for services provided by Exelis to ITT and Xylem Inc., net of costs passed through to third parties, were $0.4 and $0.2, respectively. At March 31, 2013 and December 31, 2012, total payables due from Exelis to ITT and Xylem Inc. were $6 and $3, respectively and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $7, respectively.

Page | 15

NOTE 15
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
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $28 and $27 as of March 31, 2013 and December 31, 2012, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.
The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	March 31, 2013	December 31, 2012
Low-end range	$25	$24
High-end range	$47	$47
Number of active environmental investigations and remediation sites	21	22
U.S. Government Contracts, Investigations and Claims
The Company has U.S. Government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the

Page | 16

U.S. Government at any time, with or without cause. Such contract suspensions or terminations could result in un-reimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations.
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
U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to the U.S. Government customers are subject to potential adjustment upon audit by such agencies. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system. Audits currently underway include the Company’s control environment and accounting, billing, purchasing, and indirect and other direct cost systems, as well as reviews of the Company’s compliance with certain U.S. Government Cost Accounting Standards.
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
Letters of Credit
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At March 31, 2013, there was an aggregate of approximately $107 in surety bonds, guarantees and stand-by letters of credit outstanding.
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

Page | 17

NOTE 16
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
Segment financial results were as follows:

	Three Months Ended March 31,
	2013			2012
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$499	$—	$499	$653	$—	$653
Information and Technical Services	—	686	686	—	768	768
Total	$499	$686	$1,185	$653	$768	$1,421

	Three Months Ended March 31,
	2013	2012
Operating Income
C4ISR Electronics and Systems	$19	$91
Information and Technical Services	55	47
Total Operating Income	$74	$138
Operating Margin
C4ISR Electronics and Systems	3.8%	13.9%
Information and Technical Services	8.0%	6.1%
Total Operating Margin	6.2%	9.7%

	March 31, 2013	December 31, 2012
Assets
C4ISR Electronics and Systems	$3,084	$3,078
Information and Technical Services	1,231	1,186
Corporate and Other	813	948
Total Assets	$5,128	$5,212

Page | 18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
You should read the following discussion of our results of operations and financial condition together with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q, as well as the audited Consolidated and Combined Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which provides additional information regarding the Company, our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward looking statements.
OVERVIEW
Exelis is a leader in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) related products and systems and information and technical services, which it supplies to military, government and commercial customers in the United States and globally. Exelis provides mission-critical systems in the areas of networked communications, sensing and surveillance, electronic warfare, navigation, air traffic solutions and information systems, with growing positions in cyber-security, composite aerostructures, logistics and technical services. The Company’s customers include the U.S. Department of Defense (DoD), including the U.S. Army, Navy, Marines and Air Force, and its prime contractors, U.S. Government intelligence agencies, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and non-defense programs in the United States. Exelis conducts most of its business with the U.S. Government, principally the DoD.
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
Economic Opportunities, Challenges, and Risks
The United States continues to face significant economic and fiscal challenges, including slow GDP growth, high unemployment and persistent U.S. federal government budget deficits. Concerns over fiscal deficits and the national debt continue to drive political debate, while current budget resolutions provide only short term clarity on defense and other federal spending, making longer-term funding targets and priorities unclear.
The uncertainty surrounding fiscal year 2013 federal government spending has ended primarily due to enactment of a full year Continuing Resolution and several appropriations bills as part of the Consolidated and Further Continuing Appropriations Act, 2013 (the Appropriations Act). This action came following the passage of a December 2012 Taxpayer Relief Act, with an estimated $620 billion in new tax revenue, and the triggering of automatic budget cuts, "Sequestration," under the Budget Control Act of 2011 on March 1, 2013. Sequestration requires a reduction in anticipated fiscal year 2013 federal government spending of $85 billion. The Appropriations Act gives full year enacted appropriations for five of the twelve federal appropriations measures. Two of those five full year appropriations bills contain over 90% of the programs where Exelis is under contract or competing for additional business. The appropriations bills result in line by line program specific funding subject to additional Sequestration reductions. The Sequestration reduction required for fiscal year 2013 for defense is approximately $43 billion.

Page | 19

The full year Sequestration target for fiscal year 2014 is $109 billion with 50% of that coming from discretionary defense programs and accounts. Without a repeal of Sequestration, we believe a potential scenario is that fiscal year 2014 appropriations bills get enacted in the months immediately following the September 30, 2013 budget deadline with the discretionary top line spending levels continuing to be subject to the automatic second year Sequestration reductions.
Companies which derive substantial revenues from federal contracting will benefit the most from a comprehensive agreement which implements fundamental multi-year changes that would prevent Sequestration from continuing. The debate over how and when a solution may be reached over the as-yet unresolved Sequestration issue remains a significant issue for the defense industry.
We believe that spending on recapitalization, modernization and maintenance of defense and security assets will continue despite possible reductions to some defense programs in which we participate or for which we expect to compete. We expect ongoing DoD emphasis to be placed on our areas of strength, such as intelligence, surveillance and reconnaissance (ISR) and data analytics, critical network development and operation, electronic warfare, precision navigation and timing, and cyber solutions. However, uncertainty related to potential changes in appropriations and strategic priorities could materially impact our business.
The information provided above does not represent a complete list of known trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Part 1, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and our disclosure under the caption “Forward-Looking and Cautionary Statements” at the end of this section.
Executive Summary
Exelis reported revenue of $1.2 billion for the quarter ended March 31, 2013, a decrease of 17% compared to the corresponding period in 2012. The decrease in revenue was driven by revenue declines of 24% in our C4ISR Electronics and Systems segment primarily due to lower demand for Single Channel Ground and Airborne Radio System (SINCGARS) and Night Vision products. Revenue also declined 11% within our Information and Technical Services segment primarily due to lower activity on our Advanced Information Systems and Middle East programs.
Operating income for the three months ended March 31, 2013 was $74, reflecting a decrease of $64 or 46% compared to the corresponding prior year period primarily due to higher restructuring charges and lower revenue. Overall, operating margin decreased quarter-over-quarter to 6.2% from 9.7% primarily due to higher restructuring charges.
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

Page | 20

•
“Adjusted net income” defined as net income, adjusted to exclude items that include, but are not limited to significant charges or credits that impact current results, but are not related to our ongoing operations, unusual and infrequent non-operating items and non-operating tax settlements or adjustments. A reconciliation of adjusted net income is provided below.

	Three Months Ended March 31,
	2013	2012
Net income	$44	$70
Separation costs, net of tax	—	14
Separation related tax items	—	4
Adjusted net income	$44	$88
DISCUSSION OF FINANCIAL RESULTS
THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2013	2012	Change
Product and service revenue	$1,185	$1,421	(16.6)%
Cost of product and service revenue	934	1,135	(17.7)%
Operating expense	177	148	19.6%
Operating income	74	138	(46.4)%
Operating margin	6.2%	9.7%
Interest expense, net	8	9	(11.1)%
Other expense (income), net	2	8	(75.0)%
Income tax expense	20	51	(60.8)%
Effective income tax rate	31.3%	42.1%
Net income	$44	$70	(37.1)%
Revenue
Revenue for the three months ended March 31, 2013 decreased $236 or 16.6% as compared to the same prior year period. The following table illustrates revenue for our segments:

	Three Months Ended March 31,
	2013	2012	Change
C4ISR Electronics and Systems	$499	$653	(23.6)%
Information and Technical Services	686	768	(10.7)%
Total Revenue	$1,185	$1,421	(16.6)%
Revenue from our C4ISR Electronics and Systems segment decreased $154 for the three months ended March 31, 2013 as compared with the same period in 2012. The decrease in revenue for the three months ended March 31, 2013 was primarily due to volume declines in SINCGARS products of approximately $47, Night Vision products of approximately $44, counter-IED jammer products, including CREW related products and other counter-IED systems, of approximately $32 and Integrated Defensive Electronic Countermeasures (IDECM) products for military aircraft of approximately $23. The decrease in revenue for the three months ended March 31, 2013 was partially offset by higher revenue on our Advance Integrated Defensive Electronic Warfare Suite (AIDEWS) products for international military aircraft of approximately $11.

Page | 21

Revenue from our Information and Technical Services segment decreased $82 for the three months ended March 31, 2013 as compared with the same period in 2012. The decrease in revenue for the three months ended March 31, 2013 was primarily due to lower activity on our Advanced Information Systems programs of approximately $24, our Middle East programs of approximately $23, our Total Army Communications for Southwest Asia, Central Asia and Africa (TACSWACAA) contract of approximately $21, and our U.S. and Europe base operating support programs of approximately $19. The decrease in revenue for the three months ended March 31, 2013 was partially offset by higher revenue on our Automated Dependent Surveillance-Broadcast (ADS-B) contract of approximately $8.
Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months Ended March 31,
	2013	2012	Change
Cost of product revenue	$357	$461	(22.6)%
% of product revenue	71.5%	70.6%
Cost of service revenue	577	674	(14.4)%
% of service revenue	84.1%	87.8%
Selling, general and administrative expenses	115	133	(13.5)%
% of total revenue	9.7%	9.4%
Research and development expenses	13	14	(7.1)%
% of total revenue	1.1%	1.0%
Restructuring charges, net	49	1	4,800%
% of total revenue	4.1%	0.1%
Cost of Product and Service Revenue
The decrease in cost of product revenue of $104 or 22.6% for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to volume declines within our C4ISR Electronics and Systems segment. The cost of product revenue as a percentage of product revenue increased for the three months ended March 31, 2013 as compared to the corresponding period in 2012 primarily due to a net sales mix of lower margin products.
The decrease in cost of service revenue of $97 or 14.4% for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to lower activity within our Information and Technical Services segment. The cost of service revenue as a percentage of service revenue decreased for the three months ended March 31, 2013 as compared to the corresponding period in 2012 primarily due to productivity and cost improvements and contract modifications on several contracts within our Air Traffic Management and Afghanistan Programs areas.
Selling, General & Administrative Expenses (SG&A)
SG&A expenses as a percent of total revenue was 9.7% for the three months ended March 31, 2013, compared to 9.4% in the same period in 2012. The increase in SG&A expenses as a percent of total revenue as compared to the same period in 2012 was due to lower revenue, partially offset by lower SG&A expenses. For the three months ended March 31, 2013, SG&A expenses decreased as compared to the same period in 2012 primarily due to cost reductions resulting from prior year restructuring actions in our C4ISR Electronics and Systems segment and other cost saving initiatives, partially offset by higher net periodic benefit costs of $14.
Research and Development Expenses (R&D)
The decrease in R&D expenses of $1 or 7.1% for the three months ended March 31, 2013 as compared to the same period in 2012 was not significant.

Page | 22

Restructuring Charges, Net
The increase in restructuring charges, net, of $48 for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to a restructuring action started in the first quarter of 2013 to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions, which is expected to be completed by the year end 2013. Through voluntary and involuntary employee reductions, we are eliminating approximately 960 positions. For the year ended December 31, 2013, we expect to incur aggregate restructuring charges in the range of $60 to $70 related to this action. During the three months ended March 31, 2013, charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities.
Operating Income
The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended March 31,
	2013	2012	Change
C4ISR Electronics and Systems	$19	$91	(79.1)%
Operating margin	3.8%	13.9%
Information and Technical Services	55	47	17.0%
Operating margin	8.0%	6.1%
Total operating income	$74	$138	(46.4)%
Total operating margin	6.2%	9.7%
Operating income at our C4ISR Electronics and Systems segment for the three months ended March 31, 2013 decreased $72 or 79.1% as compared to the same period in 2012. Operating income as a percentage of revenue was 3.8% for the three months ended March 31, 2013 as compared to 13.9% for the same period in 2012. The decrease in operating margin was primarily due to higher restructuring charges for the three months ended March 31, 2013 as compared to the same period in 2012.
Operating income at our Information and Technical Services segment for the three months ended March 31, 2013 increased $8 or 17.0% as compared to the same period in 2012. Operating income as a percentage of revenue for the three months ended March 31, 2013 was 8.0% as compared to 6.1% for the same period in 2012. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue, partially offset by higher restructuring charges, for the three months ended March 31, 2013 as compared to the same period in 2012.
During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2013 and 2012, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $24 and $27, respectively. Productivity and cost improvements and contract modifications primarily contributed to the net favorable cumulative catch-up adjustments in the current period.
Impact to Operating Income from Defined Benefit Plan Expense
The Company recorded net periodic benefit costs of $26 for the three months ended March 31, 2013 as compared to $12 in the same period in 2012. The increase in net periodic benefit costs was primarily attributable to the effect of a lower expected long-term rate of return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest costs due to a decrease in the discount rate, for the three months ended March 31, 2013 as compared to the same period in 2012.

Page | 23

Interest Expense, Net
The Company recorded interest expense, net, of $8 and $9 for the three months ended March 31, 2013 and 2012, respectively. Interest expense, net, is primarily related to our $650 senior notes.
Other Expense (Income), Net
The Company recorded other expense, net, of $2 for the three months ended March 31, 2013 as compared to $8 in the same period in 2012. The quarter-over-quarter change was not significant.
Income Tax Expense
For the three months ended March 31, 2013, the Company recorded income tax provisions of $20 or 31.3% of income from continuing operations before income tax expense as compared to $51 or 42.1% during the same prior year period. The decrease in the quarterly effective income tax rate as compared to the same period in 2012 was primarily due to the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit. The 2012 effective income tax rate also increased by the unfavorable impact of nondeductible separation costs.
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
Funded orders received decreased $0.1 billion, to $1.1 billion, during the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to the absence of several large funded orders received within our Information and Technical Services segment during the first three months of 2012. At March 31, 2013, total backlog was $9.1 billion compared to $9.5 billion at December 31, 2012. The decrease in total backlog relates primarily to lower backlog for Night Vision products and previously awarded contracts within our Middle East and Afghanistan Program areas.
Backlog consisted of the following:

(In billions)	March 31, 2013	December 31, 2012
Funded backlog	$2.8	$2.9
Unfunded backlog	6.3	6.6
Total backlog	$9.1	$9.5
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

Page | 24

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
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
At December 31, 2012, our defined benefit pension plans were underfunded by $2.0 billion. During the three months ended March 31, 2013, we made total contributions of $29 to our qualified pension plans. We currently anticipate making additional contributions to our qualified pension plans in the range of $115 to $130 during the remainder of 2013.
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
On February 21, 2013, the Board of Directors declared a cash dividend of $0.10 per share, payable on April 1, 2013 to shareholders of record on March 15, 2013.
Sources and Uses of Liquidity
The following table provides the net cash provided by or used in operating activities, investing activities and financing activities.

	Three Months Ended March 31,
	2013	2012
Operating Activities	$(65)	$(298)
Investing Activities	(32)	(21)
Financing Activities	(1)	406
Foreign Exchange	(9)	5
Net change in cash and cash equivalents	$(107)	$92

Page | 25

Net cash used in operating activities decreased $233 for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to changes in receivables of $198 and a $158 decrease in defined benefit plan payments, partially offset by changes in accounts payable of $92. During the three months ended March 31, 2013, as compared to the same period in 2012, receivables increased at a slower pace primarily due to lower revenue. Payments to our defined benefit plans decreased due to lower required minimum funding thresholds resulting from provisions of the Moving Ahead for Progress in the 21st Century Act.
Net cash used in investing activities increased $11 for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to net cash paid for acquisitions of $15. During the three months ended March 31, 2013, the Company acquired C4i Pty. Ltd.
Net cash provided by financing activities decreased $407 for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to net borrowings under our credit facility of $145 and net proceeds from the issuance of commercial paper of $265 during the first quarter of 2012 that did not reoccur during the same period in 2013. Cash on hand at December 31, 2012 was adequate to fund operating and investing activities during the three months ended March 31, 2013.
Capital Resources
At March 31, 2013, the Company held cash and cash equivalents of $185, which included $139 held by foreign subsidiaries, and had a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was no commercial paper outstanding under our commercial paper program as of March 31, 2013.
Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined alternative base rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants.
We expect to continue to issue commercial paper periodically. The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our credit facility. As with all other financing programs, our access to the commercial paper market will be impacted by many factors, including our credit ratings, liquidity of the capital markets, and state of the economy. As such, we cannot assure that we will have continued access to the commercial paper market or that the terms of the commercial paper will be acceptable to us.
We have outstanding long-term debt of $250 of 4.25% senior notes due in 2016 and $400 of 5.55% senior notes due in 2021. Interest on the senior notes is payable on April 1 and October 1 of each year. The senior notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The senior notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions and the senior notes are subject to customary events of default.
The credit facility, commercial paper and senior notes are discussed further in Note 11, “Debt,” in the notes to the unaudited Condensed Consolidated Financial Statements.
Contractual Obligations
There have been no material changes to our contractual obligations from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
At March 31, 2013, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide to them.

Page | 26

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
There have been no significant changes in our critical accounting policies, estimates and judgments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recent Accounting Pronouncements and Accounting Standards Updates
See Note 2, “Recent Accounting Pronouncements,” to the unaudited Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Act”). Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” "may," "could," "outlook" and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Page | 27

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
See Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for further information.
ITEM 1A. RISK FACTORS
The “Risk Factors” section, under Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012 describes risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) See the Exhibit Index for a list of exhibits filed herewith.

Page | 28

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIS INC.
(Registrant)

May 3, 2013	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer
(Principal Accounting Officer)

Page | 29

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on May 11, 2012 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(4.4)	Separation Agreement and Complete Release of Liability between Michael R. Wilson and Exelis Inc. dated January 17, 2013	Incorporated by reference to Exhibit 99.1 of Exelis Inc.'s Form 8-K Current Report filed on January 18, 2013 (CIK No. 1524471, File No. 1-35228).

(11)	Statement re computation of per share earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement re computation of ratios	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Page | 30

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
Submitted electronically with this Report.

Page | 31