Form 10-Q
period 2013-06-30
Exelis Inc.
filed 2013-08-02
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2013 there were 188,310,730 shares of common stock ($0.01 par value per share) outstanding.

Page | 2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product revenue	$518	$620	$1,017	$1,273
Service revenue	733	759	1,419	1,527
Total revenue	1,251	1,379	2,436	2,800
Cost of product revenue	380	433	737	894
Cost of service revenue	594	654	1,171	1,328
Selling, general and administrative expenses	122	130	237	263
Research and development expenses	15	16	28	30
Restructuring charges, net	13	1	62	2
Operating income	127	145	201	283
Interest expense, net	10	11	18	20
Other expense (income), net	(3)	(1)	(1)	7
Income from continuing operations before income tax expense	120	135	184	256
Income tax expense	42	49	62	100
Net income	$78	$86	$122	$156
Earnings Per Share
Basic
Net income	$0.41	$0.46	$0.65	$0.83
Diluted
Net income	$0.41	$0.46	$0.64	$0.83
Weighted average common shares outstanding – basic	188.2	187.5	188.2	187.1
Weighted average common shares outstanding – diluted	190.5	188.5	190.2	188.0
Cash dividends declared per common share	$0.10	$0.10	$0.21	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 3

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$78	$86	$122	$156
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	(2)	(6)	(12)	(1)
Defined benefit plans
Net actuarial gain arising during the period	116	—	116	—
Amortization of actuarial loss included in net periodic benefit cost	18	13	36	26
Amortization of prior service cost included in net periodic benefit cost	—	—	1	—
Other comprehensive income (loss), net of tax	132	7	141	25
Total comprehensive income	$210	$93	$263	$181

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 4

EXELIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$259	$292
Receivables, net	1,035	995
Inventories, net	297	283
Deferred tax asset	65	85
Other current assets	56	58
Total current assets	1,712	1,713
Plant, property and equipment, net	508	512
Goodwill	2,185	2,180
Other intangible assets, net	177	184
Deferred tax asset	470	556
Other non-current assets	65	67
Total non-current assets	3,405	3,499
Total assets	$5,117	$5,212
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$368	$444
Advance payments and billings in excess of costs	327	322
Compensation and other employee benefits	219	246
Other accrued liabilities	249	203
Total current liabilities	1,163	1,215
Defined benefit plans	1,924	2,203
Long-term debt	649	649
Deferred tax liability	3	1
Other non-current liabilities	130	128
Total non-current liabilities	2,706	2,981
Total liabilities	3,869	4,196
Commitments and contingencies (Note 15)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,590	2,575
Treasury stock	(5)	—
Retained earnings	355	274
Accumulated other comprehensive loss	(1,694)	(1,835)
Total shareholders’ equity	1,248	1,016
Total liabilities and shareholders’ equity	$5,117	$5,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 5

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$122	$156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56	63
Stock-based compensation	16	13
Restructuring charges, net	62	2
Payments for restructuring	(23)	(11)
Defined benefit plans expense	48	24
Defined benefit plans payments	(75)	(275)
Change in assets and liabilities
Change in receivables	(45)	(114)
Change in inventories	(13)	(1)
Change in other assets	(3)	(2)
Change in accounts payable	(76)	(21)
Change in advance payments and billings in excess of costs	6	(29)
Change in deferred taxes	7	130
Change in other liabilities	(39)	(44)
Other, net	1	(1)
Net cash provided by (used in) operating activities	44	(110)
Investing activities
Capital expenditures	(36)	(50)
Proceeds from the sale of assets	9	1
Acquisitions, net of cash acquired	(16)	(24)
Other, net	(1)	2
Net cash used in investing activities	(44)	(71)
Financing activities
Proceeds from commercial paper, net	—	257
Dividends paid	(19)	(39)
Common stock repurchased	(5)	—
Proceeds from exercise of stock options	3	14
Other, net	(3)	(2)
Net cash (used in) provided by financing activities	(24)	230
Exchange rate effects on cash and cash equivalents	(9)	1
Net change in cash and cash equivalents	(33)	50
Cash and cash equivalents – beginning of year	292	116
Cash and cash equivalents – end of period	$259	$166

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
During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three and six months ended June 30, 2013, net favorable

Page | 7

cumulative catch-up adjustments related to prior periods increased operating income by approximately $39 and $59, respectively, and diluted earnings per share by approximately $0.13 and $0.21, respectively. For the three and six months ended June 30, 2012, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $47 and $60, respectively, and diluted earnings per share by approximately $0.16 and $0.20, respectively.
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
Pronouncements Not Yet Adopted
New pronouncements issued but not effective until after June 30, 2013 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
RESTRUCTURING CHARGES, NET
During the first quarter of 2013, we initiated an action to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions, which is expected to be completed by the end of 2013. Through voluntary and involuntary employee reductions, we are eliminating approximately 1,100 positions related to this action, which includes factory workers, administrative personnel and management employees. For the year ended December 31, 2013, we expect to incur aggregate restructuring charges in the range of $70 to $80 related to this action. During the three and six months ended June 30, 2013, charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities. During the three and six months ended June 30, 2013, we recorded net restructuring charges of $13 and $62, respectively, related to this action and none related to prior actions. We did not have any individually significant restructuring activities during the three and six months ended June 30, 2012.
The components of restructuring charges, net, are summarized in the table below.

	Three months ended June 30, 2013		Six months ended June 30, 2013
	2013	2012	2013	2012
By component
Severance charges	$7	$1	$52	$2
Other restructuring charges	6	—	10	—
Restructuring charges, net	$13	$1	$62	$2
By segment
C4ISR Electronics and Systems	$10	$1	$50	$2
Information and Technical Services	3	—	12	—
Restructuring charges, net	$13	$1	$62	$2

Page | 8

The following table displays a roll-forward of restructuring accruals for the six months ended June 30, 2013 and details, by type and segment, of the restructuring accruals balance at June 30, 2013, which is presented on our Condensed Consolidated Balance Sheets within other accrued liabilities.

Balance at January 1, 2013	$9
Charges for plans initiated during the year	62
Cash payments	(23)
Balance at June 30, 2013	$48
By accrual type
Severance accrual	$37
Facility carrying and other costs accrual	11
By segment
C4ISR Electronics and Systems	$38
Information and Technical Services	10
The following table displays a roll-forward of employee position eliminations associated with all restructuring activities for the six months ended June 30, 2013.

Planned reductions at January 1, 2013	46
Additional planned reductions	1,100
Actual reductions	(933)
Planned reductions at June 30, 2013	213
NOTE 4
EARNINGS PER SHARE
The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	188.2	186.7	188.0	186.0
Add: Weighted average restricted stock awards outstanding(a)	—	0.8	0.2	1.1
Basic weighted average common shares outstanding	188.2	187.5	188.2	187.1
Add: Dilutive impact of stock options	0.5	0.5	0.4	0.5
Add: Dilutive impact of restricted stock units	1.8	0.5	1.6	0.4
Diluted weighted average common shares outstanding	190.5	188.5	190.2	188.0

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

For the three and six months ended June 30, 2013, we excluded from our diluted share calculation 6.6 and 10.7 shares, respectively, related to stock options and zero shares related to restricted stock units, and for the three and six months ended June 30, 2012, we excluded 10.0 and 8.9 shares, respectively, related to stock options and less than 0.1 shares for both periods related to restricted stock units, as their effect would have been antidilutive.

Page | 9

NOTE 5
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share (in whole dollars)) and 50 shares of preferred stock (no par value) on June 30, 2013 and December 31, 2012. There were 188.5 and 188.3 shares of common stock issued at June 30, 2013 and December 31, 2012, respectively, and 188.1 and 188.3 shares of common stock outstanding at June 30, 2013 and December 31, 2012, respectively. No preferred stock was issued and outstanding at June 30, 2013 and December 31, 2012.
During the three months ended June 30, 2013, we repurchased a total of 0.4 shares of our common stock under our share repurchase program for $5, and as of June 30, 2013 the Company had remaining authorization of $95 for future share repurchases through December 31, 2015. We account for shares repurchased as treasury stock under the cost method.
Dividends
On May 8, 2013, our Board of Directors declared a cash dividend of $0.10 per share, payable on July 1, 2013 to shareholders of record on May 24, 2013. During the six months ended June 30, 2013, we declared two quarterly cash dividends totaling $39 or $0.21 per share (in whole dollars).
NOTE 6
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, net of tax, by component, for the six months ended June 30, 2013:

	Net Foreign Currency Translation Adjustments	Unamortized Defined Benefit Plan Costs		Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$15	$(1,850)		$(1,835)
Other comprehensive income (loss) before reclassifications	(12)	116		104
Amounts reclassified from accumulated other comprehensive loss	—	37	(a)	37
Net current period other comprehensive income (loss)	(12)	153		141
Balance at June 30, 2013	$3	$(1,697)		$(1,694)
(a) This accumulated other comprehensive loss component primarily relates to the amortization of net actuarial loss. For the three and six months ended June 30, 2013, the amortization of net actuarial loss was $18 (net of tax of $11) and $36 (net of tax of $24), respectively, which are included in the computation of net periodic benefit cost (Note 12).
Unamortized defined benefit plan costs consist primarily of net actuarial loss totaling $1,693 and $1,845, net of tax, as of June 30, 2013 and December 31, 2012, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.
Unamortized defined benefit plan costs included in accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets were reduced by taxes of $1,111 and $1,211 as of June 30, 2013 and December 31, 2012, respectively. The changes in defined benefit plan costs included in other comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income were reduced by taxes of $88 and $100 for the three and six months ended June 30, 2013, respectively, and $9 and $17 for the three and six months ended June 30, 2012, respectively.

Page | 10

NOTE 7
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate, adjusted for discrete items within the period. The comparison of effective income tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended June 30, 2013, the Company recorded an income tax provision of $42 or 35.0% of income from continuing operations before income tax expense as compared to $49 or 36.3% during the same prior year period. For the six months ended June 30, 2013, the Company recorded an income tax provision of $62 or 33.7% of income from continuing operations before income tax expense as compared to $100 or 39.1% during the same prior year period. The effective income tax rate varies from the federal statutory rate of 35% primarily due to the unfavorable impact of state taxes offset by the favorable impacts from the U.S. manufacturing deduction. The effective income tax rate for the six months ended June 30, 2013 also included the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit. The effective income tax rate for the six months ended June 30, 2012 also included the unfavorable impact of nondeductible separation costs.
Uncertain Tax Positions
As of June 30, 2013 and December 31, 2012, unrecognized tax benefits were $35 and $56, respectively. Unrecognized tax benefits are primarily related to the timing of certain income and deductions and we anticipate that these unrecognized tax benefits will significantly decrease within twelve months of the reporting date due to the expected filing and acceptance of accounting method changes, which will not impact income tax expense.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our unaudited Condensed Consolidated Statements of Operations. As of June 30, 2013 and December 31, 2012, we had no interest accrued for tax matters and $6 and $9, respectively, accrued for tax penalties.
NOTE 8
RECEIVABLES, NET
Receivables, net were comprised of the following:

	June 30, 2013	December 31, 2012
Billed receivables	$501	$429
Unbilled contract receivables	530	562
Other	8	7
Receivables, gross	1,039	998
Allowance for doubtful accounts	(4)	(3)
Receivables, net	$1,035	$995
Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the U.S. Government, were $426 and $340 at June 30, 2013 and December 31, 2012, respectively. Because the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the June 30, 2013 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.

Page | 11

NOTE 9
INVENTORIES, NET
Inventories, net were comprised of the following:

	June 30, 2013	December 31, 2012
Production costs of contracts in process	$270	$253
Less progress payments	(17)	(22)
Production costs of contracts in process, net	253	231
Product inventory	44	52
Inventories, net	$297	$283
NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
As of June 30, 2013 and December 31, 2012, goodwill was $2,185 and $2,180, respectively. As of June 30, 2013 and December 31, 2012, goodwill for our C4ISR Electronics and Systems segment was $1,801 and $1,802, respectively, and goodwill for our Information and Technical Services segment was $384 and $378, respectively.
During the first quarter of 2013, the Company acquired C4i Pty. Ltd. for an aggregate purchase price of approximately $16, net of cash acquired, resulting in an increase to goodwill of $7 and other intangible assets of $7. The operating results of the business are reported in the Information and Technical Services segment from the date of acquisition. The assets, liabilities and results of operations for the acquired business were not material to the Company.
Other Intangible Assets, Net
Information regarding our other intangible assets was as follows:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$525	$(360)	$165	$524	$(348)	$176
Proprietary technology	29	(20)	9	25	(18)	7
Trademark, patents and other	7	(4)	3	5	(4)	1
Total other intangible assets	$561	$(384)	$177	$554	$(370)	$184
Amortization expense related to other intangible assets for the three and six months ended June 30, 2013 was $6 and $13, respectively, and $10 and $19 for the three and six months ended June 30, 2012, respectively.
Estimated amortization expense for the remaining six months of 2013 and each of the five succeeding years and thereafter is as follows:

Remaining 2013	$13
2014	23
2015	21
2016	19
2017	16
2018 and thereafter	85
Total	$177

Page | 12

NOTE 11
DEBT
Debt consisted of the following:

	June 30, 2013	December 31, 2012
Long-term debt	$650	$650
Unamortized debt discount	(1)	(1)
Total long-term debt	$649	$649

The following table provides a summary of interest rates, carrying amounts and estimated fair values of outstanding long-term debt:

		June 30, 2013		December 31, 2012
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (due 2016)	4.25%	$250	$264	$250	$262
Senior notes (due 2021)	5.55%	400	408	400	437
Total		$650	$672	$650	$699
The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources.
Commercial Paper
The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of June 30, 2013 and December 31, 2012, there was no commercial paper outstanding under our commercial paper program.
Credit Facility
The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of revolving loans, competitive advances and letters of credit in a face amount up to $100. Borrowings under the Credit Facility bear interest at rates based, at our option, on a Eurodollar rate or an alternate base rate, as defined in the Credit Facility. As of June 30, 2013 and December 31, 2012, there were no borrowings or letters of credit outstanding under the Credit Facility.
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

Page | 13

Senior Notes
The Company has outstanding long-term debt of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”). As of June 30, 2013 and December 31, 2012, accrued interest payable on the Notes, included in other accrued liabilities, was $8 and $8, respectively, and is payable on April 1 and October 1 of each year.
The Notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions. The Notes also have customary events of default, including, but not limited to, non-payment of principal and interest, and certain events of bankruptcy, insolvency or reorganization of the Company. Under the terms of the Notes, we have the option to redeem the Notes prior to maturity, and we will be required to make an offer to purchase the Notes if a change of control triggering event (as defined in the Notes indenture) occurs.
NOTE 12
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Three Months Ended June 30,
	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$19	$—	$19	$19	$1	$20
Interest cost	60	4	64	66	5	71
Expected return on plan assets	(86)	(5)	(91)	(95)	(6)	(101)
Amortization of net actuarial loss	26	3	29	18	4	22
Amortization of prior service cost (credit)	1	—	1	—	—	—
Net periodic benefit cost	$20	$2	$22	$8	$4	$12

	Six Months Ended June 30,
	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$38	$1	$39	$38	$2	$40
Interest cost	120	9	129	132	11	143
Expected return on plan assets	(171)	(11)	(182)	(191)	(11)	(202)
Amortization of net actuarial loss	54	6	60	36	7	43
Amortization of prior service cost (credit)	2	—	2	1	(1)	—
Net periodic benefit cost	$43	$5	$48	$16	$8	$24
We contributed $62 and $261 to our qualified defined benefit pension plans during the six months ended June 30, 2013 and 2012, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans in the range of $80 to $90 during the remainder of 2013.
During the second quarter of 2013, the U.S. Salaried Retirement Plan (U.S. SRP) and related Excess Pension Plans were amended to freeze all future benefit accruals effective December 31, 2016. As a result, the assets and liabilities of the U.S. SRP and related plans were re-measured as of May 31, 2013, improving the funded status of the plans by approximately $190 due to a reduced projected benefit obligation primarily caused by the use of a higher discount rate and lower projected actuarial loss. The re-measurement will reduce net periodic benefit costs by approximately $14 in 2013 primarily due to lower service costs.

Page | 14

NOTE 13
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan to govern awards granted to Exelis employees and directors, including awards of non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards.
The following table provides the impact of these costs in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation cost for equity-based awards	$8	$7	$13	$12
Compensation cost for liability-based awards	3	1	3	1
Total compensation costs, pre-tax	$11	$8	$16	$13
Future tax benefit	$4	$3	$5	$5
At June 30, 2013, total unrecognized compensation costs related to equity-based awards and liability-based awards were $31 and $7, respectively, which are expected to be recognized ratably over a weighted-average period of 2.2 years and 2.1 years, respectively.
The following table provides a summary of the activities for NQOs and restricted stock, including RSUs and restricted stock awards, for the three months ended June 30, 2013:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price (a)	Shares	Weighted Average Grant Date Fair value (a)
Outstanding at January 1, 2013	11.36	$11.06	3.56	$11.67
Granted	2.89	11.11	1.13	11.14
Exercised	(0.38)	8.29	—	—
Vested	—	—	(0.79)	12.00
Forfeited, canceled or expired	(0.61)	11.96	(0.13)	11.21
Outstanding at June 30, 2013	13.26	$11.11	3.77	$11.45

(a)	In whole dollars.
During the six months ended June 30, 2013, we granted long-term incentive awards to employees consisting of 2.9 NQOs and 1.1 RSUs with respective weighted average grant date fair values (in whole dollars) of $1.93 and $11.14. The NQOs vest annually in three equal installments and have a ten-year expiration period. RSUs vest on the completion of a three-year service period. We also granted TSR awards with an aggregate target value of $4 that are cash settled at the end of a three-year performance period.
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

Page | 15

The following table details the weighted average assumptions utilized in determining the fair value of the NQOs granted during the first six months of 2013.

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
For the three and six months ended June 30, 2013, charges incurred for services provided to Exelis by ITT and Xylem Inc. under the separation agreements, net of costs passed through to third parties, were $0.4 and $1, respectively, and $1 and $1, for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013, charges related to these agreements for services provided by Exelis to ITT and Xylem Inc., net of costs passed through to third parties, were $0.4 and $1, respectively, and $1 and $1, for the three and six months ended June 30, 2012, respectively. At June 30, 2013 and December 31, 2012, total payables due from Exelis to ITT and Xylem Inc. were $4 and $3, respectively and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $7, respectively.
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

Page | 16

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
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $27 and $27 as of June 30, 2013 and December 31, 2012, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.
The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	June 30, 2013	December 31, 2012
Low-end range	$24	$24
High-end range	$45	$47
Number of active environmental investigations and remediation sites	21	22
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

Page | 17

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
Letters of Credit
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At June 30, 2013, there was an aggregate of approximately $109 in surety bonds, guarantees and stand-by letters of credit outstanding.
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

Page | 18

Information and Technical Services
This segment provides a broad range of systems integration, operations, sustainment, advanced engineering, logistics, space launch and range-support solutions for a wide variety of U.S. military and government agency customers.
Segment financial results were as follows:

	Three Months Ended June 30,
	2013			2012
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$518	$—	$518	$620	$—	$620
Information and Technical Services	—	733	733	—	759	759
Total	$518	$733	$1,251	$620	$759	$1,379

	Six Months Ended June 30,
	2013			2012
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$1,017	$—	$1,017	$1,273	$—	$1,273
Information and Technical Services	—	1,419	1,419	—	1,527	1,527
Total	$1,017	$1,419	$2,436	$1,273	$1,527	$2,800

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Income
C4ISR Electronics and Systems	$40	$86	$59	$177
Information and Technical Services	87	59	142	106
Total Operating Income	$127	$145	$201	$283
Operating Margin
C4ISR Electronics and Systems	7.7%	13.9%	5.8%	13.9%
Information and Technical Services	11.9%	7.8%	10.0%	6.9%
Total Operating Margin	10.2%	10.5%	8.3%	10.1%

	June 30, 2013	December 31, 2012
Assets
C4ISR Electronics and Systems	$3,049	$3,078
Information and Technical Services	1,261	1,186
Corporate and Other	807	948
Total Assets	$5,117	$5,212

Page | 19

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
Economic Opportunities, Challenges, and Risks
The United States continues to face significant economic and fiscal challenges, including slow GDP growth, high unemployment and persistent U.S. federal government budget deficits. Concerns over fiscal deficits and the national debt continue to drive political debate, while current budget resolutions provide only short-term clarity on defense and other federal spending, making longer-term funding targets and priorities unclear.
The uncertainty surrounding fiscal year 2013 federal government spending ended with the enactment of a full year Continuing Resolution and several appropriations bills as part of the Consolidated and Further Continuing Appropriations Act, 2013 (the Appropriations Act). This action came following the passage of a December 2012 Taxpayer Relief Act, with an estimated $620 billion in new tax revenue, and the triggering of automatic budget cuts, "Sequestration," under the Budget Control Act of 2011 on March 1, 2013. Sequestration requires a reduction in anticipated fiscal year 2013 federal government spending of $85 billion. The Appropriations Act gave full year enacted appropriations for five of the twelve federal appropriations measures. Two of those five full year appropriations bills, which include the defense appropriations bill, contain most of the programs where Exelis is under contract or competing for additional business. The appropriations bills result in line by line program specific funding subject to additional Sequestration reductions. The Sequestration reduction required for fiscal year 2013 for defense is approximately $43 billion.

Page | 20

The full year Sequestration target for fiscal year 2014 is $109 billion with 50% of that coming from discretionary defense programs and accounts. Without a repeal of Sequestration, we believe a potential scenario is that fiscal year 2014 appropriations bills may be enacted in the months following the September 30, 2013 budget deadline with the discretionary top line spending levels continuing to be subject to the automatic second year Sequestration reductions.
Companies which derive substantial revenues from federal contracting will benefit from a comprehensive agreement which implements fundamental multi-year changes that would prevent Sequestration from continuing. The debate over how and when a solution may be reached over the as-yet unresolved Sequestration matter remains a significant issue for the defense industry.
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
Executive Summary
Exelis reported revenue of $1.3 billion for the quarter ended June 30, 2013, a decrease of 9% compared to the corresponding period in 2012. The decrease in revenue was driven by revenue declines of 16% in our C4ISR Electronics and Systems segment primarily due to lower demand for Night Vision products and counter-IED jammer products. Revenue also declined 3% within our Information and Technical Services segment primarily due to lower activity on our Middle East programs.
Operating income for the three months ended June 30, 2013 was $127, reflecting a decrease of $18 or 12% compared to the corresponding prior year period primarily due to lower revenue and higher restructuring charges. Overall, operating margin decreased quarter-over-quarter to 10.2% from 10.5% primarily due to higher restructuring charges.
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

Page | 21

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$78	$86	$122	$156
Separation costs, net of tax	—	1	—	15
Separation related tax items	—	—	—	4
Adjusted net income	$78	$87	$122	$175
DISCUSSION OF FINANCIAL RESULTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2012
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Product and service revenue	$1,251	$1,379	(9.3)%	$2,436	$2,800	(13.0)%
Cost of product and service revenue	974	1,087	(10.4)%	1,908	2,222	(14.1)%
Operating expense	150	147	2.0%	327	295	10.8%
Operating income	127	145	(12.4)%	201	283	(29.0)%
Operating margin	10.2%	10.5%		8.3%	10.1%
Interest expense, net	10	11	(9.1)%	18	20	(10.0)%
Other expense (income), net	(3)	(1)	200%	(1)	7	(114)%
Income tax expense	42	49	(14.3)%	62	100	(38.0)%
Effective income tax rate	35.0%	36.3%		33.7%	39.1%
Net income	$78	$86	(9.3)%	$122	$156	(21.8)%
Revenue
Revenue for the three and six months ended June 30, 2013 decreased $128 or 9.3% and $364 or 13.0%, respectively, as compared to the same prior year periods. The following table illustrates revenue for our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
C4ISR Electronics and Systems	$518	$620	(16.5)%	$1,017	$1,273	(20.1)%
Information and Technical Services	733	759	(3.4)%	1,419	1,527	(7.1)%
Total Revenue	$1,251	$1,379	(9.3)%	$2,436	$2,800	(13.0)%
Revenue from our C4ISR Electronics and Systems segment decreased $102 and $256 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012. The decrease in revenue for the three and six months ended June 30, 2013 was primarily due to volume declines in Night Vision products of approximately $60 and $103, respectively, and counter-IED jammer products, including CREW related products and other counter-IED systems, of approximately $54 and $86, respectively. Additionally, for the three and six months ended June 30, 2013, revenue decreased on our Worldview-3 satellite imaging program by approximately $23 and $34, respectively, as this program nears completion. For the six months ended June 30, 2013, revenue also decreased due to lower volume in Integrated Defensive Electronic Countermeasures (IDECM) products for military aircraft of approximately $29. The decrease in revenue for the three and six months ended June 30, 2013 was partially offset by higher revenue on our Single Channel Ground and Airborne Radio Systems (SINCGARS) products of approximately $19 and our Advance Integrated Defensive Electronic Warfare Suite (AIDEWS) products for international military aircraft of approximately $14, respectively.

Page | 22

Revenue from our Information and Technical Services segment decreased $26 and $108 for the three and six months ended June 30, 2013, respectively, as compared with the same periods in 2012. The decrease in revenue for the three and six months ended June 30, 2013 was primarily due to lower activity on our Middle East programs of approximately $27 and $49, respectively. For the six months ended June 30, 2013, revenue also decreased due to lower activity on our Total Army Communications for Southwest Asia, Central Asia and Africa (TACSWACAA) contract of approximately $28 and our Advanced Information Systems programs of approximately $18. The decrease in revenue for the three and six months ended June 30, 2013 was partially offset by higher revenue on our Automated Dependent Surveillance-Broadcast (ADS-B) contract of approximately $6 and $14, respectively.
Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Cost of product revenue	$380	$433	(12.2)%	$737	$894	(17.6)%
% of product revenue	73.4%	69.8%		72.5%	70.2%
Cost of service revenue	594	654	(9.2)%	1,171	1,328	(11.8)%
% of service revenue	81.0%	86.2%		82.5%	87.0%
Selling, general and administrative expenses	122	130	(6.2)%	237	263	(9.9)%
% of total revenue	9.8%	9.4%		9.7%	9.4%
Research and development expenses	15	16	(6.3)%	28	30	(6.7)%
% of total revenue	1.2%	1.2%		1.1%	1.1%
Restructuring charges, net	13	1	1,200%	62	2	3,000%
% of total revenue	1.0%	0.1%		2.5%	0.1%
Cost of Product and Service Revenue
The decrease in cost of product revenue of $53 or 12.2% and $157 or 17.6% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 was primarily due to volume declines within our C4ISR Electronics and Systems segment. The cost of product revenue as a percentage of product revenue increased for the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 primarily due to a net sales mix of lower margin products.
The decrease in cost of service revenue of $60 or 9.2% and $157 or 11.8% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 was primarily due to productivity improvements and lower activity, respectively, within our Information and Technical Services segment. The cost of service revenue as a percentage of service revenue decreased for the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 primarily due to productivity improvements that decreased the cost of service revenue and contract pricing adjustments, including improved incentive and award fees and contract modifications, that increased revenue on several contracts within our Air Traffic Management, Afghanistan and Middle East program areas.
Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percent of total revenue were 9.8% and 9.7% for three and six months ended June 30, 2013, respectively, compared to 9.4% during the same periods in 2012. The increase in SG&A expenses as a percent of total revenue as compared to the same periods in 2012 was due to lower revenue, partially offset by lower SG&A expenses. For the three and six months ended June 30, 2013, SG&A expenses decreased as compared to the same periods in 2012 primarily due to cost reductions resulting from prior year restructuring actions in our C4ISR Electronics and Systems segment and other cost saving initiatives, partially offset by higher net periodic benefit costs of $10 and $24, respectively.

Page | 23

Research and Development (R&D) Expenses
The decrease in R&D expenses of $1 or 6.3% and $2 or 6.7% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 was not significant.
Restructuring Charges, Net
The increase in restructuring charges, net, of $12 and $60 for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 was primarily due to a restructuring action started in the first quarter of 2013 to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions, which is expected to be completed by the end of 2013. Through voluntary and involuntary employee reductions, we are eliminating approximately 1,100 positions. For the year ended December 31, 2013, we expect to incur aggregate restructuring charges in the range of $70 to $80 related to this action. During the three and six months ended June 30, 2013, charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities.
Operating Income
The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
C4ISR Electronics and Systems	$40	$86	(53.5)%	$59	$177	(66.7)%
Operating margin	7.7%	13.9%		5.8%	13.9%
Information and Technical Services	87	59	47.5%	142	106	34.0%
Operating margin	11.9%	7.8%		10.0%	6.9%
Total operating income	$127	$145	(12.4)%	$201	$283	(29.0)%
Total operating margin	10.2%	10.5%		8.3%	10.1%
Operating income at our C4ISR Electronics and Systems segment for the three and six months ended June 30, 2013 decreased $46 or 53.5% and $118 or 66.7%, respectively, as compared to the same periods in 2012. Operating income as a percentage of revenue for the three and six months ended June 30, 2013 was 7.7% and 5.8%, respectively, as compared to 13.9% for the same periods in 2012. The decrease in operating margin was primarily due to higher cost of product revenue as a percentage of product revenue and higher restructuring charges for the three and six months ended June 30, 2013 as compared to the same periods in 2012.
Operating income at our Information and Technical Services segment for the three and six months ended June 30, 2013 increased $28 or 47.5% and $36 or 34.0%, respectively, as compared to the same periods in 2012. Operating income as a percentage of revenue for the three and six months ended June 30, 2013 was 11.9% and 10.0%, respectively, as compared to 7.8% and 6.9%, respectively, for the same periods in 2012. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue, partially offset by higher restructuring charges, for the three and six months ended June 30, 2013 as compared to the same periods in 2012.
During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $39 and $59 for the three and six months ended June 30, 2013, respectively, and by approximately $47 and $60 for the three and six months ended June 30, 2012 . Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current three and six month periods.

Page | 24

Impact to Operating Income from Defined Benefit Plan Expense
The Company recorded net periodic benefit costs of $22 and $48 for the three and six months ended June 30, 2013, respectively, as compared to $12 and $24 in the same periods in 2012. The increase in net periodic benefit costs was primarily attributable to the effect of a lower expected long-term rate of return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest costs due to a decrease in the discount rate, for the three and six months ended June 30, 2013 as compared to the same periods in 2012.
During the second quarter of 2013, the U.S. Salaried Retirement Plan (U.S. SRP) and related Excess Pension Plans were amended to freeze all future benefit accruals effective December 31, 2016. As a result, the assets and liabilities of the U.S. SRP and related plans were re-measured as of May 31, 2013. The re-measurement will reduce net periodic benefit costs by approximately $14 in 2013 primarily due to lower service costs.
Interest Expense, Net
The Company recorded interest expense, net, of $10 and $18 for the three and six months ended June 30, 2013, respectively, as compared to $11 and $20, respectively, during the same periods in 2012. Interest expense, net, is primarily related to our senior notes.
Other Expense (Income), Net
The Company recorded other income, net, of $3 for the three months ended June 30, 2013 as compared to $1 in the same period in 2012. The Company recorded other income, net, of $1 for the six months ended June 30, 2013 as compared to other expense, net, of $7, during the same period in 2012. The period-over-period changes were not significant.
Income Tax Expense
For the three and six months ended June 30, 2013, the Company recorded income tax provisions of $42 and $62, respectively, which represents effective tax rates of 35.0% and 33.7%, respectively, as compared to $49 or 36.3% and $100 or 39.1%, respectively, during the same prior year periods. The decrease in the 2013 quarterly and year-to-date effective income tax rates as compared to the same periods in 2012 was primarily due to an increase in the U.S. manufacturing deduction. The decrease in the 2013 year-to-date effective income tax rate was also due to the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit. The 2012 year-to-date effective income tax rate also included the unfavorable impact of nondeductible separation costs.
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
Funded orders received increased $0.1 billion, to $2.5 billion, during the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to higher product orders for Electronic Warfare Systems, Surveillance and Reconnaissance Systems and composite aerostructure products within our C4ISR Electronics and Systems segment. At June 30, 2013, total backlog was $9.4 billion compared to $9.5 billion at December 31, 2012. The decrease in total backlog relates primarily to lower backlog for previously awarded Advanced Information Systems programs within our Information and Technical Services segment.

Page | 25

Backlog consisted of the following:

(In billions)	June 30, 2013	December 31, 2012
Funded backlog	$2.9	$2.9
Unfunded backlog	6.5	6.6
Total backlog	$9.4	$9.5
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
At December 31, 2012, our defined benefit pension plans were underfunded by $2.0 billion. During the six months ended June 30, 2013, we made total contributions of $62 to our qualified pension plans. We currently anticipate making additional contributions to our qualified pension plans in the range of $80 to $90 during the remainder of 2013.
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

Page | 26

On May 8, 2013, the Board of Directors declared a cash dividend of $0.10 per share, payable on July 1, 2013 to shareholders of record on May 24, 2013. During the six months ended June 30, 2013, we declared two quarterly dividends totaling $39 or $0.21 per share.
Sources and Uses of Liquidity
The following table provides the net cash provided by or used in operating activities, investing activities and financing activities.

	Six Months Ended June 30,
	2013	2012
Operating Activities	$44	$(110)
Investing Activities	(44)	(71)
Financing Activities	(24)	230
Foreign Exchange	(9)	1
Net change in cash and cash equivalents	$(33)	$50
Net cash provided by operating activities increased $154 for the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to a $200 decrease in defined benefit plans payments, changes in receivables of $69, partially offset by changes in deferred taxes of $123. Payments to our defined benefit plans decreased due to lower required minimum funding thresholds resulting from provisions of the Moving Ahead for Progress in the 21st Century Act.
Net cash used in investing activities decreased $27 for the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to lower capital expenditures of $14 and lower net cash paid for acquisitions of $8.
Net cash used in financing activities increased $254 for the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to net proceeds from the issuance of commercial paper of $257 during the first six months of 2012 that did not reoccur during the same period in 2013. Cash on hand at December 31, 2012 was adequate to fund operating and investing activities during the six months ended June 30, 2013.
Capital Resources
At June 30, 2013, the Company held cash and cash equivalents of $259, which included $141 held by foreign subsidiaries, and had a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was no commercial paper outstanding under our commercial paper program as of June 30, 2013.
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

Page | 27

The credit facility, commercial paper and senior notes are discussed further in Note 11, “Debt,” in the notes to the unaudited Condensed Consolidated Financial Statements.
Contractual Obligations
There have been no material changes to our contractual obligations from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
At June 30, 2013, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnities that we provide to them pursuant to various separation arrangements entered into in connection with the Spin-off.
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

Page | 28

ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Page | 29

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the quarter ended June 30, 2013.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 30, 2013.

DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED
Period	Total Number of Shares Purchased	Average Price Paid Per Share (in whole dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available for Future Share Repurchases Under the Plans or Programs (a)
April 1, 2013 – April 30, 2013	—	—	—	—
May 1, 2013 – May 31, 2013	—	—	—	—
June 1, 2013 – June 30, 2013	0.43	$12.62	0.43	$94.6
Total	0.43	$12.62	0.43	$94.6

(a) On December 11, 2012, our Board of Directors approved a share repurchase program for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $100. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on December 31, 2015. As of June 30, 2013, we had repurchased a total of 0.4 shares of our common stock under the program for $5, and had remaining authorization of $95 for future share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Page | 30

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See the Exhibit Index for a list of exhibits filed herewith.

Page | 31

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIS INC.
(Registrant)

August 2, 2013	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer
(Principal Accounting Officer)

Page | 32

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

(10.18)
Exelis Excess Pension Plan IA (formerly known as The ITT Excess Pension Plan IA and the ITT Industries excess Pension Plan IA). Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011.
Filed herewith.

(10.19)
Exelis Excess Pension Plan IB (formerly known as The ITT Excess Pension Plan IB and the ITT Industries excess Pension Plan IB). Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011.
Filed herewith.

(10.20)
Exelis Excess Pension Plan IIA (formerly known as the ITT Excess Pension Plan IIA, the ITT Excess Pension Plan II, and the ITT Industries Excess Pension Plan II, as amended and restated as of July 13, 2004).  Originally effective as of January 1, 1998. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011.
Filed herewith.

(10.21)
Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB). Effective as of January 1, 2008. Amended and restated as of December 21, 2008, and further amended and restated as of October 31, 2011.

Filed herewith.

Page | 33

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(11)	Statement re computation of per share earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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

(101)
The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
Submitted electronically with this Report.

Page | 34