Form 10-Q
period 2013-09-30
Exelis Inc.
filed 2013-11-01
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 28, 2013 there were 188,836,826 shares of common stock ($0.01 par value per share) outstanding.

Page | 2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenue	$498	$611	$1,515	$1,884
Service revenue	643	750	2,062	2,277
Total revenue	1,141	1,361	3,577	4,161
Cost of product revenue	354	434	1,091	1,328
Cost of service revenue	537	649	1,708	1,977
Selling, general and administrative expenses	100	114	337	377
Research and development expenses	11	18	39	48
Restructuring and asset impairment charges, net	6	3	68	5
Operating income	133	143	334	426
Interest expense, net	10	9	28	29
Other expense (income), net	3	(4)	2	3
Income from continuing operations before income tax expense	120	138	304	394
Income tax expense	40	50	102	150
Net income	$80	$88	$202	$244
Earnings Per Share
Basic
Net income	$0.42	$0.47	$1.07	$1.30
Diluted
Net income	$0.41	$0.47	$1.06	$1.30
Weighted average common shares outstanding – basic	188.5	187.6	188.3	187.3
Weighted average common shares outstanding – diluted	192.8	188.7	191.0	188.3
Cash dividends declared per common share	$0.10	$0.10	$0.31	$0.31

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 3

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$80	$88	$202	$244
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	9	5	(3)	4
Defined benefit plans
Net actuarial gain arising during the period	—	—	116	—
Amortization of actuarial loss included in net periodic benefit cost	17	13	53	39
Amortization of prior service cost included in net periodic benefit cost	—	—	1	—
Other comprehensive income (loss), net of tax	26	18	167	43
Total comprehensive income	$106	$106	$369	$287

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 4

EXELIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$309	$292
Receivables, net	1,012	995
Inventories, net	288	283
Deferred tax asset	29	85
Other current assets	56	58
Total current assets	1,694	1,713
Plant, property and equipment, net	500	512
Goodwill	2,184	2,180
Other intangible assets, net	173	184
Deferred tax asset	471	556
Other non-current assets	71	67
Total non-current assets	3,399	3,499
Total assets	$5,093	$5,212
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$351	$444
Advance payments and billings in excess of costs	335	322
Compensation and other employee benefits	192	246
Other accrued liabilities	229	203
Total current liabilities	1,107	1,215
Defined benefit plans	1,858	2,203
Long-term debt	649	649
Deferred tax liability	3	1
Other non-current liabilities	129	128
Total non-current liabilities	2,639	2,981
Total liabilities	3,746	4,196
Commitments and contingencies (Note 15)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,602	2,575
Treasury stock	(5)	—
Retained earnings	416	274
Accumulated other comprehensive loss	(1,668)	(1,835)
Total shareholders’ equity	1,347	1,016
Total liabilities and shareholders’ equity	$5,093	$5,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 5

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$202	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	97
Stock-based compensation	25	18
Restructuring and asset impairment charges, net	68	5
Payments for restructuring	(42)	(14)
Defined benefit plans expense	69	36
Defined benefit plans payments	(136)	(293)
Change in assets and liabilities
Change in receivables	(22)	(40)
Change in inventories	(4)	29
Change in other assets	(5)	1
Change in accounts payable	(93)	(53)
Change in advance payments and billings in excess of costs	13	(14)
Change in deferred taxes	31	147
Change in other liabilities	(73)	(66)
Net cash provided by operating activities	118	97
Investing activities
Capital expenditures	(57)	(86)
Proceeds from the sale of assets	9	2
Acquisitions, net of cash acquired	(16)	(42)
Other, net	—	(1)
Net cash used in investing activities	(64)	(127)
Financing activities
Proceeds from commercial paper, net	—	134
Dividends paid	(39)	(39)
Common stock repurchased	(5)	—
Proceeds from exercise of stock options	11	14
Other, net	(2)	(7)
Net cash (used in) provided by financing activities	(35)	102
Exchange rate effects on cash and cash equivalents	(2)	6
Net change in cash and cash equivalents	17	78
Cash and cash equivalents – beginning of year	292	116
Cash and cash equivalents – end of period	$309	$194

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
During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three and nine months ended September 30, 2013, net

Page | 7

favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $16 and $83, respectively, and diluted earnings per share by approximately $0.06 and $0.29, respectively. For the three and nine months ended September 30, 2012, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $26 and $79, respectively, and diluted earnings per share by approximately $0.09 and $0.26, respectively.
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
Pronouncements Not Yet Adopted
New pronouncements issued but not effective until after September 30, 2013 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES, NET
During the first quarter of 2013, we initiated an action to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions, which is expected to be completed by the end of 2013. Through voluntary and involuntary employee reductions, we are eliminating approximately 1,136 positions related to this action, which includes factory workers, administrative personnel and management employees. For the year ended December 31, 2013, we expect to incur aggregate restructuring charges of approximately $85 related to this action. During the three and nine months ended September 30, 2013, charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities. During the three and nine months ended September 30, 2013, we recorded net restructuring charges of $5 and $67, respectively, related to this action and $1 in both periods related to prior actions. We did not have any individually significant restructuring activities during the three and nine months ended September 30, 2012.
The components of restructuring and asset impairment charges, net, are summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
By component
Severance charges	$5	$2	$57	$4
Other restructuring charges	3	—	13	—
Reversal of restructuring charges	(2)	—	(2)	—
Total restructuring charges	$6	$2	$68	$4
Asset impairment charges	—	1	—	1
Restructuring and asset impairment charges, net	6	3	68	5
By segment
C4ISR Electronics and Systems	$4	$3	$54	$5
Information and Technical Services	2	—	14	—
Restructuring and asset impairment charges, net	$6	$3	$68	$5

Page | 8

The following table displays a roll-forward of restructuring accruals for the nine months ended September 30, 2013 and details, by type and segment, the restructuring accruals balance at September 30, 2013, which is presented on our Condensed Consolidated Balance Sheets within other accrued liabilities.

Balance at January 1, 2013	$9
Charges for plans initiated during the year	69
Charges for plans initiated in prior years	1
Cash payments	(42)
Reversal of accruals and other	(6)
Balance at September 30, 2013	$31
By accrual type
Severance accrual	$22
Facility carrying and other costs accrual	9
By segment
C4ISR Electronics and Systems	$23
Information and Technical Services	8
The following table displays a roll-forward of the number of employee reductions associated with all restructuring activities for the nine months ended September 30, 2013.

Planned reductions at January 1, 2013	46
Additional planned reductions	1,136
Actual reductions	(1,146)
Planned reductions at September 30, 2013	36
NOTE 4
EARNINGS PER SHARE
The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	188.5	186.8	188.1	186.3
Add: Weighted average restricted stock awards outstanding(a)	—	0.8	0.2	1.0
Basic weighted average common shares outstanding	188.5	187.6	188.3	187.3
Add: Dilutive impact of stock options	2.2	0.4	0.9	0.5
Add: Dilutive impact of restricted stock units	2.1	0.7	1.8	0.5
Diluted weighted average common shares outstanding	192.8	188.7	191.0	188.3

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

For the three and nine months ended September 30, 2013, we excluded from our diluted share calculation 0.1 and 2.6 shares, respectively, related to stock options and zero and less than 0.1 shares, respectively, related to restricted stock units, and for the three and nine months ended September 30, 2012, we excluded 10.0 and 9.3 shares, respectively, related to stock options and less than 0.1 shares for both periods related to restricted stock units, as their effect would have been antidilutive.

Page | 9

NOTE 5
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share (in whole dollars)) and 50 shares of preferred stock (no par value) on September 30, 2013 and December 31, 2012. There were 189.2 and 188.3 shares of common stock issued at September 30, 2013 and December 31, 2012, respectively, and 188.8 and 188.3 shares of common stock outstanding at September 30, 2013 and December 31, 2012, respectively. No preferred stock was issued and outstanding at September 30, 2013 and December 31, 2012.
During the nine months ended September 30, 2013, we repurchased a total of 0.4 shares of our common stock under our share repurchase program for $5, and as of September 30, 2013 the Company had remaining authorization of $95 for future share repurchases through December 31, 2015. We account for shares repurchased as treasury stock under the cost method.
Dividends
On August 12, 2013, our Board of Directors declared a cash dividend of $0.10 per share, payable on October 1, 2013 to shareholders of record on August 30, 2013. During the nine months ended September 30, 2013, we declared three quarterly cash dividends totaling $59 or $0.31 per share (in whole dollars).
NOTE 6
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, net of tax, by component, for the nine months ended September 30, 2013:

	Net Foreign Currency Translation Adjustments	Unamortized Defined Benefit Plan Costs		Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$15	$(1,850)		$(1,835)
Other comprehensive income (loss) before reclassifications	(3)	116		113
Amounts reclassified from accumulated other comprehensive loss	—	54	(a)	54
Net current period other comprehensive income (loss)	(3)	170		167
Balance at September 30, 2013	$12	$(1,680)		$(1,668)
(a) This accumulated other comprehensive loss component primarily relates to the amortization of net actuarial loss. For the three and nine months ended September 30, 2013, the amortization of net actuarial loss was $17 (net of tax of $11) and $53 (net of tax of $35), respectively, which are included in the computation of net periodic benefit cost (Note 12).
Unamortized defined benefit plan costs consist primarily of net actuarial loss totaling $1,676 and $1,845, net of tax, as of September 30, 2013 and December 31, 2012, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.
Unamortized defined benefit plan costs included in accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets were reduced by taxes of $1,100 and $1,211 as of September 30, 2013 and December 31, 2012, respectively. The changes in defined benefit plan costs included in other comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income were reduced by taxes of $11 and $111 for the three and nine months ended September 30, 2013, respectively, and $9 and $26 for the three and nine months ended September 30, 2012, respectively.

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
For the three months ended September 30, 2013, the Company recorded an income tax provision of $40 or 33.3% of income from continuing operations before income tax expense as compared to $50 or 36.2% during the same prior year period. For the nine months ended September 30, 2013, the Company recorded an income tax provision of $102 or 33.6% of income from continuing operations before income tax expense as compared to $150 or 38.1% during the same prior year period. The effective income tax rate varies from the federal statutory rate of 35% primarily due to the unfavorable impact of state taxes offset by the favorable impacts from the U.S. manufacturing deduction. The effective income tax rate for the nine months ended September 30, 2013 also included the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit.
Uncertain Tax Positions
As of September 30, 2013 and December 31, 2012, unrecognized tax benefits were $12 and $56, respectively. Unrecognized tax benefits are primarily related to the timing of certain income and deductions and we anticipate that these unrecognized tax benefits will significantly decrease within twelve months of the reporting date due to the expected filing and acceptance of accounting method changes, which will not impact income tax expense.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our unaudited Condensed Consolidated Statements of Operations. As of September 30, 2013 and December 31, 2012, we had no interest accrued for tax matters and $2 and $9, respectively, accrued for tax penalties.
NOTE 8
RECEIVABLES, NET
Receivables, net were comprised of the following:

	September 30, 2013	December 31, 2012
Billed receivables	$477	$429
Unbilled contract receivables	530	562
Other	9	7
Receivables, gross	1,016	998
Allowance for doubtful accounts	(4)	(3)
Receivables, net	$1,012	$995
Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the U.S. Government, were $397 and $340 at September 30, 2013 and December 31, 2012, respectively. Because the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the September 30, 2013 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.

Page | 11

NOTE 9
INVENTORIES, NET
Inventories, net were comprised of the following:

	September 30, 2013	December 31, 2012
Production costs of contracts in process	$260	$253
Less progress payments	(17)	(22)
Production costs of contracts in process, net	243	231
Product inventory	45	52
Inventories, net	$288	$283
NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
As of September 30, 2013 and December 31, 2012, goodwill was $2,184 and $2,180, respectively. As of September 30, 2013 and December 31, 2012, goodwill for our C4ISR Electronics and Systems segment was $1,800 and $1,802, respectively, and goodwill for our Information and Technical Services segment was $384 and $378, respectively.
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
Other Intangible Assets, Net
Information regarding our other intangible assets was as follows:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$525	$(366)	$159	$524	$(348)	$176
Proprietary technology	30	(20)	10	25	(18)	7
Trademark, patents and other	9	(5)	4	5	(4)	1
Total other intangible assets	$564	$(391)	$173	$554	$(370)	$184
Amortization expense related to other intangible assets for the three and nine months ended September 30, 2013 was $7 and $20, respectively, and $10 and $29 for the three and nine months ended September 30, 2012, respectively.
Estimated amortization expense for the remaining three months of 2013 and each of the five succeeding years and thereafter is as follows:

Remaining 2013	$7
2014	24
2015	21
2016	19
2017	17
2018 and thereafter	85
Total	$173

Page | 12

NOTE 11
DEBT
Debt consisted of the following:

	September 30, 2013	December 31, 2012
Long-term debt	$650	$650
Unamortized debt discount	(1)	(1)
Total long-term debt	$649	$649

The following table provides a summary of interest rates, carrying amounts and estimated fair values of outstanding long-term debt:

		September 30, 2013		December 31, 2012
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (due 2016)	4.25%	$250	$264	$250	$262
Senior notes (due 2021)	5.55%	400	405	400	437
Total		$650	$669	$650	$699
The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources.
Commercial Paper
The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of September 30, 2013 and December 31, 2012, there was no commercial paper outstanding under our commercial paper program.
Credit Facility
The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of revolving loans, competitive advances and letters of credit in a face amount up to $100. Borrowings under the Credit Facility bear interest at rates based, at our option, on a Eurodollar rate or an alternate base rate, as defined in the Credit Facility. As of September 30, 2013 and December 31, 2012, there were no borrowings or letters of credit outstanding under the Credit Facility.
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

Page | 13

Senior Notes
The Company has outstanding long-term debt of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”). As of September 30, 2013 and December 31, 2012, accrued interest payable on the Notes, included in other accrued liabilities, was $16 and $8, respectively, and is payable on April 1 and October 1 of each year.
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
NOTE 12
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Three Months Ended September 30,
	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$16	$—	$16	$19	$—	$19
Interest cost	60	5	65	65	6	71
Expected return on plan assets	(83)	(5)	(88)	(96)	(5)	(101)
Amortization of net actuarial loss	25	3	28	19	3	22
Amortization of prior service cost (credit)	—	—	—	1	—	1
Net periodic benefit cost	$18	$3	$21	$8	$4	$12

	Nine Months Ended September 30,
	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$54	$1	$55	$57	$2	$59
Interest cost	180	14	194	197	17	214
Expected return on plan assets	(254)	(16)	(270)	(287)	(16)	(303)
Amortization of net actuarial loss	79	9	88	55	10	65
Amortization of prior service cost (credit)	2	—	2	2	(1)	1
Net periodic benefit cost	$61	$8	$69	$24	$12	$36
We contributed $114 and $265 to our qualified defined benefit pension plans during the nine months ended September 30, 2013 and 2012, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans of approximately $32 during the remainder of 2013.
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
The following table provides the impact of stock-based compensation costs in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation cost for equity-based awards	$7	$4	$20	$16
Compensation cost for liability-based awards	2	1	5	2
Total compensation costs, pre-tax	$9	$5	$25	$18
Future tax benefit	$3	$2	$8	$7
At September 30, 2013, total unrecognized compensation costs related to equity-based awards and liability-based awards were $24 and $6, respectively, which are expected to be recognized ratably over a weighted-average period of 1.97 years and 1.86 years, respectively.
The following table provides a summary of the activities for NQOs and restricted stock, including RSUs and restricted stock awards, for the nine months ended September 30, 2013:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price (a)	Shares	Weighted Average Grant Date Fair value (a)
Outstanding at January 1, 2013	11.36	$11.06	3.56	$11.67
Granted	2.89	11.11	1.14	11.16
Exercised	(1.12)	9.97	—	—
Vested	—	—	(0.80)	12.00
Forfeited, canceled or expired	(0.58)	11.98	(0.20)	11.32
Outstanding at September 30, 2013	12.55	$11.13	3.70	$11.45

(a)	In whole dollars.
During the nine months ended September 30, 2013, we granted long-term incentive awards to employees consisting of 2.9 NQOs and 1.1 RSUs with respective weighted average grant date fair values (in whole dollars) of $1.93 and $11.16. The NQOs vest annually in three equal installments and have a ten-year expiration period. RSUs vest on the completion of a three-year service period. We also granted TSR awards with an aggregate target value of $4 that are cash settled at the end of a three-year performance period.
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

Page | 15

The following table details the weighted average assumptions utilized in determining the fair value of the NQOs granted during the first nine months of 2013.

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
For the three and nine months ended September 30, 2013, charges incurred for services provided to Exelis by ITT and Xylem Inc. under the separation agreements, net of costs passed through to third parties, were zero and $1, respectively, and $1 and $2, for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2013, charges related to these agreements for services provided by Exelis to ITT and Xylem Inc., net of costs passed through to third parties, were zero and $1, respectively, and $1 and $2, for the three and nine months ended September 30, 2012, respectively. At September 30, 2013 and December 31, 2012, total payables due from Exelis to ITT and Xylem Inc. were $5 and $3, respectively and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $7, respectively.
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
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $27 and $27 as of September 30, 2013 and December 31, 2012, respectively, for environmental matters. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances.
The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	September 30, 2013	December 31, 2012
Low-end range	$24	$24
High-end range	$45	$47
Number of active environmental investigations and remediation sites	23	22
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
Letters of Credit
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At September 30, 2013, there was an aggregate of approximately $107 in surety bonds, guarantees and stand-by letters of credit outstanding.
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
Segment financial results were as follows:

	Three Months Ended September 30,
	2013			2012
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$498	$—	$498	$611	$—	$611
Information and Technical Services	—	643	643	—	750	750
Total	$498	$643	$1,141	$611	$750	$1,361

	Nine Months Ended September 30,
	2013			2012
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$1,515	$—	$1,515	$1,884	$—	$1,884
Information and Technical Services	—	2,062	2,062	—	2,277	2,277
Total	$1,515	$2,062	$3,577	$1,884	$2,277	$4,161

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Income
C4ISR Electronics and Systems	$69	$84	$128	$261
Information and Technical Services	64	59	206	165
Total Operating Income	$133	$143	$334	$426
Operating Margin
C4ISR Electronics and Systems	13.9%	13.7%	8.4%	13.9%
Information and Technical Services	10.0%	7.9%	10.0%	7.2%
Total Operating Margin	11.7%	10.5%	9.3%	10.2%

	September 30, 2013	December 31, 2012
Assets
C4ISR Electronics and Systems	$3,047	$3,078
Information and Technical Services	1,210	1,186
Corporate and Other	836	948
Total Assets	$5,093	$5,212

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
Economic Opportunities, Challenges, and Risks
The United States continues to face significant economic and fiscal challenges, which affect funding for defense and other discretionary budgets, while concerns over fiscal deficits and the national debt continue to drive political debate. The Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets and mandated substantial additional spending reductions through a process known as "sequestration," which took effect on March 1, 2013. On March 26, 2013, the President signed into law a continuing resolution and several appropriations bills as part of the Consolidated and Further Continuing Appropriations Act, 2013 (the Appropriations Act), which included specific appropriations for our major U.S. Government customers. The Appropriations Act is subject to sequestration spending reductions under the Budget Control Act. The sequestration spending reductions required for defense were approximately $43 billion for fiscal year 2013, increasing to approximately $55 billion for fiscal year 2014.
The budget and appropriations for fiscal year 2014 remain unclear with no 2014 budget and appropriations bills finalized by the September 30, 2013 federal fiscal year end. Following a 16 day partial U.S. government shutdown, on October 16, 2013, a continuing resolution was approved that maintains defense funding and sequestration spending reductions at prior-year levels through January 15, 2014 and suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) through February 7, 2014. It is unclear how and to what extent any additional sequestration spending reductions required for fiscal year 2014 by the Budget Control Act would be applied to future fiscal year 2014 continuing resolutions or appropriations bills. Neither the President’s proposed fiscal year 2014 defense budget, nor the pending House of Representatives and Senate defense appropriations bills, conforms

Page | 20

to the reductions mandated by the Budget Control Act. If Congress does not take legislative action, the sequestration spending reductions will increase in fiscal year 2014 as required by the Budget Control Act.
Companies which derive substantial revenues from federal contracting will benefit from comprehensive legislation which implements fundamental multi-year changes that would prevent sequestration from continuing. The debate over how and when a solution may be reached over the as-yet unresolved sequestration matter remains a significant issue for the defense industry.
We believe that spending on recapitalization, modernization and maintenance of defense and security assets will continue despite possible reductions to some defense programs in which we participate or for which we expect to compete. We expect ongoing DoD emphasis to be placed on our areas of strength, such as intelligence, surveillance and reconnaissance (ISR) and data analytics, critical network development and operation, electronic warfare, precision navigation and timing, and cyber solutions. However, we believe it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years. Uncertainty related to potential changes in appropriations and strategic priorities and continued spending reductions from sequestration could materially impact our business.
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
Executive Summary
Exelis reported revenue of $1.1 billion for the quarter ended September 30, 2013, a decrease of 16% compared to the corresponding period in 2012. The decrease in revenue was driven by a revenue decline of 18% in our C4ISR Electronics and Systems segment primarily due to lower demand for counter-IED jammer products and Night Vision products. Revenue also declined 14% within our Information and Technical Services segment primarily due to lower revenue on a network operations and maintenance contract and lower activity on our Afghanistan programs.
Operating income for the three months ended September 30, 2013 was $133, reflecting a decrease of $10 or 7% compared to the corresponding prior year period primarily due to lower revenue. Overall, operating margin increased quarter-over-quarter to 11.7% from 10.5% primarily due to a decrease in the cost of service revenue as a percentage of service revenue.
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

Page | 21

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$80	$88	$202	$244
Separation costs, net of tax	—	4	—	19
Reversal of separation related tax receivable write-down	—	(4)	—	(4)
Reversal of separation related tax items	—	(4)	—	—
Adjusted net income	$80	$84	$202	$259
DISCUSSION OF FINANCIAL RESULTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Product and service revenue	$1,141	$1,361	(16.2)%	$3,577	$4,161	(14.0)%
Cost of product and service revenue	891	1,083	(17.7)%	2,799	3,305	(15.3)%
Operating expense	117	135	(13.3)%	444	430	3.3%
Operating income	133	143	(7.0)%	334	426	(21.6)%
Operating margin	11.7%	10.5%		9.3%	10.2%
Interest expense, net	10	9	11.1%	28	29	(3.4)%
Other expense (income), net	3	(4)	175%	2	3	(33.3)%
Income tax expense	40	50	(20.0)%	102	150	(32.0)%
Effective income tax rate	33.3%	36.2%		33.6%	38.1%
Net income	$80	$88	(9.1)%	$202	$244	(17.2)%
Revenue
Revenue for the three and nine months ended September 30, 2013 decreased $220 or 16.2% and $584 or 14.0%, respectively, as compared to the same prior year periods. The following table illustrates revenue for our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
C4ISR Electronics and Systems	$498	$611	(18.5)%	$1,515	$1,884	(19.6)%
Information and Technical Services	643	750	(14.3)%	2,062	2,277	(9.4)%
Total Revenue	$1,141	$1,361	(16.2)%	$3,577	$4,161	(14.0)%
Revenue from our C4ISR Electronics and Systems segment decreased $113 and $369 for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012. The decrease in revenue for the three and nine months ended September 30, 2013 was primarily due to volume declines in counter-IED jammer products, including CREW related products and other counter-IED systems, of approximately $51 and $137, respectively, and Night Vision products of approximately $24 and $128, respectively. Additionally, for the three and nine months ended September 30, 2013, revenue decreased on our Worldview-3 satellite imaging program by approximately $15 and $49, respectively, as this program nears completion. For the nine months ended September 30, 2013, revenue also decreased due to lower volume in Integrated Defensive Electronic Countermeasures (IDECM) products for military aircraft of approximately $37. The decrease in revenue for the three and nine months ended September 30, 2013 was partially offset by higher revenue on our Single Channel Ground and Airborne Radio Systems (SINCGARS) products of approximately $7 and our Advance Integrated Defensive Electronic Warfare Suite (AIDEWS) products for international military aircraft of approximately $19, respectively.

Page | 22

Revenue from our Information and Technical Services segment decreased $107 and $215 for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012. The decrease in revenue for the three and nine months ended September 30, 2013 was primarily due to lower activity on our Middle East programs of approximately $22 and $71, respectively, our Operations Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA) contract, formerly our Total Army Communications for Southwest Asia, Central Asia and Africa (TACSWACAA) contract, of approximately $28 and $56, respectively, our U.S. and Europe base operating support programs of approximately $20 and $39, respectively, and our Afghanistan programs of approximately $27 and $18, respectively. The decrease in revenue for the three and nine months ended September 30, 2013 was partially offset by higher revenue on our Automated Dependent Surveillance-Broadcast (ADS-B) contract of approximately $9 and $23, respectively.
Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Cost of product revenue	$354	$434	(18.4)%	$1,091	$1,328	(17.8)%
% of product revenue	71.1%	71.0%		72.0%	70.5%
Cost of service revenue	537	649	(17.3)%	1,708	1,977	(13.6)%
% of service revenue	83.5%	86.5%		82.8%	86.8%
Selling, general and administrative expenses	100	114	(12.3)%	337	377	(10.6)%
% of total revenue	8.8%	8.4%		9.4%	9.1%
Research and development expenses	11	18	(38.9)%	39	48	(18.8)%
% of total revenue	1.0%	1.3%		1.1%	1.2%
Restructuring and asset impairment charges, net	6	3	100%	68	5	1,260%
% of total revenue	0.5%	0.2%		1.9%	0.1%
Cost of Product and Service Revenue
The decrease in cost of product revenue of $80 or 18.4% and $237 or 17.8% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 was primarily due to volume declines within our C4ISR Electronics and Systems segment. There was no significant change to the cost of product revenue as a percentage of product revenue for the three months ended September 30, 2013 as compared to the corresponding period in 2012. The cost of product revenue as a percentage of product revenue increased for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 primarily due to a net sales mix of lower margin products.
The decrease in cost of service revenue of $112 or 17.3% and $269 or 13.6% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 was primarily due to lower activity within our Information and Technical Services segment. The cost of service revenue as a percentage of service revenue decreased for the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012 primarily due to productivity improvements that decreased the cost of service revenue and contract pricing adjustments, including improved incentive and award fees and contract modifications, that increased revenue on several contracts within our Air Traffic Management, Afghanistan and Middle East program areas.
Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percent of total revenue were 8.8% and 9.4% for the three and nine months ended September 30, 2013, respectively, compared to 8.4% and 9.1%, respectively, during the same periods in 2012. The increase in SG&A expenses as a percent of total revenue as compared to the same periods in 2012 was due to lower revenue, partially offset by lower SG&A expenses. For the three and nine months ended September 30, 2013, SG&A expenses decreased as compared to the same periods in 2012 primarily due to cost reductions resulting from current and prior year restructuring actions in our C4ISR Electronics and Systems segment and other cost saving initiatives, partially offset by higher net periodic benefit costs.

Page | 23

Research and Development (R&D) Expenses
The decrease in R&D expenses of $7 or 38.9% and $9 or 18.8% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 was primarily due to more narrowly focusing R&D expenses in strategic growth areas.
Restructuring and Asset Impairment Charges, Net
The increase in restructuring and asset impairment charges, net, of $3 and $63 for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 was primarily due to a restructuring action started in the first quarter of 2013 to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions, which is expected to be completed by the end of 2013. Through voluntary and involuntary employee reductions, we are eliminating approximately 1,136 positions. For the year ended December 31, 2013, we expect to incur aggregate restructuring charges of approximately $85 related to this action. During the three and nine months ended September 30, 2013, charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities.
Operating Income
The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
C4ISR Electronics and Systems	$69	$84	(17.9)%	$128	$261	(51.0)%
Operating margin	13.9%	13.7%		8.4%	13.9%
Information and Technical Services	64	59	8.5%	206	165	24.8%
Operating margin	10.0%	7.9%		10.0%	7.2%
Total operating income	$133	$143	(7.0)%	$334	$426	(21.6)%
Total operating margin	11.7%	10.5%		9.3%	10.2%
Operating income at our C4ISR Electronics and Systems segment for the three and nine months ended September 30, 2013 decreased $15 or 17.9% and $133 or 51.0%, respectively, as compared to the same periods in 2012. Operating income as a percentage of revenue for the three and nine months ended September 30, 2013 was 13.9% and 8.4%, respectively, as compared to 13.7% and 13.9%, respectively, for the same periods in 2012. There was no significant change in operating margin for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease in operating margin for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to higher restructuring charges.
Operating income at our Information and Technical Services segment for the three and nine months ended September 30, 2013 increased $5 or 8.5% and $41 or 24.8%, respectively, as compared to the same periods in 2012. Operating income as a percentage of revenue for the three and nine months ended September 30, 2013 was 10.0% and 10.0%, respectively, as compared to 7.9% and 7.2%, respectively, for the same periods in 2012. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.
During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenues, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $16 and $83 for the three and nine months ended September 30, 2013, respectively, and by approximately $26 and $79 for the three and nine months ended

Page | 24

September 30, 2012, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current three and nine month periods.
Impact to Operating Income from Defined Benefit Plan Expense
The Company recorded net periodic benefit costs of $21 and $69 for the three and nine months ended September 30, 2013, respectively, as compared to $12 and $36 in the same periods in 2012. The increase in net periodic benefit costs was primarily attributable to the effect of a lower expected long-term rate of return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest costs due to a decrease in the discount rate, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.
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
Interest Expense, Net
The Company recorded interest expense, net, of $10 and $28 for the three and nine months ended September 30, 2013, respectively, as compared to $9 and $29, respectively, during the same periods in 2012. Interest expense, net, is primarily related to our senior notes.
Other Expense (Income), Net
The Company recorded other expense, net, of $3 for the three months ended September 30, 2013 as compared to other income, net, of $4 in the same period in 2012. The Company recorded other expense, net, of $2 for the nine months ended September 30, 2013 as compared to $3, during the same period in 2012. The period-over-period changes were not significant.
Income Tax Expense
For the three and nine months ended September 30, 2013, the Company recorded income tax provisions of $40 and $102, respectively, which represents effective tax rates of 33.3% and 33.6%, respectively, as compared to $50 or 36.2% and $150 or 38.1%, respectively, during the same prior year periods. The decrease in the 2013 quarterly and year-to-date effective income tax rates as compared to the same periods in 2012 was primarily due to an increase in the U.S. manufacturing deduction. The decrease in the 2013 year-to-date effective income tax rate was also due to the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit.
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
Funded orders received increased $0.8 billion, to $4.5 billion, during the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to awards on our K-BOSSS Middle East program within our Information and Technical Services segment. Funded orders also increased due to higher international orders for Space Systems and Surveillance and Reconnaissance Systems and higher orders for composite aerostructure products within our C4ISR Electronics and Systems segment. At September 30, 2013 and December 31, 2012, total backlog was $9.5 billion.

Page | 25

Backlog consisted of the following:

(In billions)	September 30, 2013	December 31, 2012
Funded backlog	$3.7	$2.9
Unfunded backlog	5.8	6.6
Total backlog	$9.5	$9.5
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
At December 31, 2012, our defined benefit pension plans were underfunded by $2.0 billion. During the nine months ended September 30, 2013, we made total contributions of $114 to our qualified pension plans. We currently anticipate making additional contributions to our qualified pension plans of approximately $32 during the remainder of 2013.
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

Page | 26

On August 12, 2013, the Board of Directors declared a cash dividend of $0.10 per share, payable on October 1, 2013 to shareholders of record on August 30, 2013. During the nine months ended September 30, 2013, we declared three quarterly dividends totaling $59 or $0.31 per share.
Sources and Uses of Liquidity
The following table provides the net cash provided by or used in operating activities, investing activities and financing activities.

	Nine Months Ended September 30,
	2013	2012
Operating Activities	$118	$97
Investing Activities	(64)	(127)
Financing Activities	(35)	102
Foreign Exchange	(2)	6
Net change in cash and cash equivalents	$17	$78
Net cash provided by operating activities increased $21 for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to a $157 decrease in defined benefit plans payments, partially offset by changes in deferred taxes of $116. Payments to our defined benefit plans decreased due to lower required minimum funding thresholds resulting from provisions of the Moving Ahead for Progress in the 21st Century Act.
Net cash used in investing activities decreased $63 for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to lower capital expenditures of $29 and lower net cash paid for acquisitions of $26.
Net cash used in financing activities increased $137 for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to net proceeds from the issuance of commercial paper of $134 during the first nine months of 2012 that did not reoccur during the same period in 2013. Cash on hand at December 31, 2012 was adequate to fund operating and investing activities during the nine months ended September 30, 2013.
Capital Resources
At September 30, 2013, the Company held cash and cash equivalents of $309, which included $132 held by foreign subsidiaries, and had a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was no commercial paper outstanding under our commercial paper program as of September 30, 2013.
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
Off-Balance Sheet Arrangements
At September 30, 2013, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnities that we provide to them pursuant to various separation arrangements entered into in connection with the Spin-off.
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

Page | 28

ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(In millions, except per share amounts, unless otherwise stated)
There were no sales of unregistered equity securities during the quarter ended September 30, 2013.
On December 11, 2012, our Board of Directors approved a share repurchase program for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $100. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on December 31, 2015. As of September 30, 2013, we had repurchased a total of 0.4 shares of our common stock under the program for $5 (average price of $12.62 per share), and had remaining authorization of $95 for future share repurchases. There were no repurchases of our common stock under the share repurchase program during the quarter ended September 30, 2013.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See the Exhibit Index for a list of exhibits filed herewith.

Page | 30

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIS INC.
(Registrant)

November 1, 2013	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer
(Principal Accounting Officer)

Page | 31

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

(11)	Statement re computation of per share earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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

Page | 32

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)
The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
Submitted electronically with this Report.

Page | 33