Form 10-K
period 2013-12-31
Exelis Inc.
filed 2014-02-28
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
ANNUAL REPORT
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of the stock on the New York Stock Exchange on June 28, 2013) was approximately $2.6 billion.
The number of shares of common stock outstanding at February 25, 2014 was 189,517,028.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31 ,2013 pursuant to Regulation 14A for its 2014 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

Page |	2

PART I
ITEM 1. DESCRIPTION OF BUSINESS
(Dollars in millions, except per share amounts, unless otherwise stated)
Company Overview
Exelis Inc. (“Exelis” or the “Company”) is a diversified aerospace, defense, information and services company that leverages a 50-year legacy of deep customer knowledge and technical expertise to deliver affordable mission-critical solutions in the areas of imaging and analysis, electronic warfare, air traffic solutions, positioning and navigation, communications and information systems, logistics, and technical services to military, government and commercial customers in the United States and globally. We are focused on strategic growth in the areas of: critical networks; intelligence, surveillance, reconnaissance (ISR) and analytics; electronic warfare; and composite aerostructures. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and civil government programs in the United States and internationally. Exelis conducts most of its business with the U.S. Government, principally the DoD.
We operate in two segments: Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Electronics and Systems, and Information and Technical Services. Our C4ISR Electronics and Systems segment provides engineered systems and solutions, including: ISR systems; integrated electronic warfare systems; radar and sonar systems; electronic attack and release systems; communications solutions; space systems; and composite aerostructures, for government and commercial customers around the world. Our Information and Technical Services segment provides a broad range of service solutions, including: systems integration; network design and development; air traffic management; cyber; intelligence; operations; sustainment; advanced engineering; logistics; and space launch and range-support, for a wide variety of U.S. military and U.S. Government customers.
We employ approximately 17,200 people on four continents, led by an experienced management team with a proven ability to execute on existing programs, win new contracts, enter adjacent markets, drive operating efficiency, and lead development of advanced technologies and solutions.
On December 11, 2013, Exelis announced that its Board of Directors approved a plan to spin-off part of its military and government services business ("Mission Systems") through a transaction that is intended to be tax-free to Exelis and its shareholders. The spin-off is subject to final approval of the Company’s Board of Directors. Following completion of the spin-off, Mission Systems will be an independent, publicly traded company. Mission Systems is currently part of the Company’s Information and Technical Services segment and includes the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services.
Our Business Strategy and Core Strengths
We create value by being an agile, efficient and reliable supplier of critical systems, components and services for our U.S. Government customers as well as our international government and commercial customer base. We view the following strategies as our fundamental means for value-creation:
Leveraging our Core Strengths
We have created a culture which emphasizes innovation, technical expertise, operating performance and efficiency, and intimate knowledge of our customers’ needs. We emphasize an ability to provide affordable and ready-to-deploy solutions for our customers’ most pressing needs. Our portfolio is largely “platform-agnostic,” in that we provide essential systems and components on a wide variety of aircraft, ships, ground vehicles, unmanned systems and spacecraft, so that our business prospects are not tied directly to the future of any single program or market. In 2013, we completed a strategic alignment of our differentiated capabilities with our enduring customer and market needs, resulting in the selection of four Strategic Growth Platforms (SGPs), which serve as an organizing mechanism for growth and investment across the Exelis portfolio. The SGPs are: Critical Networks; ISR & Analytics; Electronic Warfare;

Page |	3

and Composite Aerostructures. These growth platforms are supported by the Company’s most differentiated and enduring capabilities. We see our diversified portfolio as an advantage in the current U.S. Government budget environment, as we have strong incumbent positions on many key programs, with a robust pipeline of competitive opportunities. For the year ended December 31, 2013, no single program accounted for more than 8% of our total revenue. Our core strengths are further explained below:

•
Operating performance and efficiency: Lean and Six Sigma programs are embedded in our culture and operating ethic. In 2013, we initiated and completed an action to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions. We intend to continue to aggressively reduce costs, minimize overhead, increase productivity, and align our footprint to ensure optimum utilization of our facilities.

•
Customer relationships: Understanding our customers’ needs is essential to winning and sustaining their trust and earning repeat business. Our innovative culture, domain expertise, experienced employees and deep understanding of customer needs are essential to developing and delivering tailored, reliable customer solutions.

•
Diverse portfolio and breadth of programs: Our systems and components provide a wide array of mission-enabling technologies on defense and commercial platforms in the air, at sea, on the ground, and in space.

◦
In the air, our systems (spanning electronics, antennas, and structural systems) are on a broad range of domestic and international aircraft, including: the F-35 Joint Strike Fighter (JSF), F/A-18C/D/E/F, F-22, F-16, F-15E, EA-18, EA-6B, E-2C, B-1B, B-2, B-52, C-130, CH-53K, C17, AV-8B, P-8, AH-64, MQ-9 Reaper (UAV), and a variety of NATO aircraft including Tornado, Eurofighter and Gripen. Our composite aerostructures and antennas are widely used on commercial jets made by Boeing and Airbus, and Sikorsky commercial and military helicopters.

◦
In air traffic management, we are the prime contractor for the FAA’s Automated Dependent Surveillance-Broadcast (ADS-B) contract, which we believe will improve the safety, capacity and efficiency of aviation while accommodating future air traffic growth. We are also extending our position in the commercial aviation market by integrating real time surveillance data from ADS-B and other sources into our next-generation airport operations management system called Symphony. We believe our diversified platform and program exposure, extending from deep space to undersea, is a core strength that mitigates risk to specific defense program cuts and creates multiple opportunities for growth.

◦	At sea, our systems and technologies are essential to the U.S. Navy’s aircraft carriers, submarines and Littoral Combat Ships, as well as several classes of Royal Australian Navy vessels.

◦
On the ground, we provide communications and electronic force protection systems for over 120 ground vehicle and weapon system types, including HMMWVs, MRAPs, M-ATVs, and various armored combat vehicles. As a leading supplier of night vision goggles, we help military and law enforcement personnel around the word to “own the night,” whether operating aboard the many platforms noted above or on foot.

◦
In space, our positioning, navigation and meteorological systems are on board every U.S. Government global positioning systems (GPS) and weather monitoring satellite, and we are a leader in advanced optical systems for aerospace applications.

•
Experienced leadership team: Our senior corporate team, division presidents, and business unit general managers have an average of 22 years of experience in the aerospace and defense industry. Approximately 24% of our employees have engineering degrees and approximately 180 of our employees hold Ph.Ds.

Proactive portfolio management
We take a proactive and disciplined approach to our portfolio by aligning our businesses with enduring and growing customer needs. Our multifaceted defense portfolio has been well-positioned to support the critical needs of the DoD through a decade of heavy deployments and overseas conflicts. We are addressing the reality of tighter defense budgets by broadening our customer base to include other U.S. Government agencies, allied international governments and commercial customers. We are particularly focused on product and service offerings in areas of

Page |	4

enduring demand such as air traffic management, electronic warfare, data analytics, advanced imaging and sensor systems, precision timing and navigation, information networks, and composite structures. As set forth in the chart below, our revenue from end-user customers other than the U.S. Army, Navy, and Air Force was approximately 38% of total revenue for the year ended December 31, 2013.
2013 Revenue by End User
While we protect and expand our core positions as a diversified aerospace, defense, information and services solutions provider, we will continue to evaluate potential strategic acquisitions, spin-offs or divestitures that will sharpen our focus and enhance our ability to deliver greater value to our shareholders. Over the last several years, we have successfully completed and integrated several acquisitions, broadening our product and technology portfolio and expanding our customer base.
We are both a prime contractor and a supplier of first-tier systems, subsystems, and components, with approximately 78% of our revenue coming from contracts where we are the prime contractor.
Innovative technologies and solutions
We focus on investing in differentiating technologies and solutions that address our customers' greatest priorities through:

•
Advanced technologies in integrated electronic warfare, networked information and communications, sensors and surveillance, precision navigation and timing, image processing, air traffic management, night vision, and composite aerostructures.

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

•	Advanced technical services focused on critical customer missions including designing, building, operating and sustaining large, specialized and secure communications networks.

•
Collaboration internally across our businesses and externally with partners to deliver offerings and solutions on new business opportunities. Examples include our winning solution as the prime contractor for the FAA’s ADS-B system, where we are providing GPS-based positioning data for aircraft throughout the United States, and our role as a major subcontractor on the next generation Global Positioning System Operational Control System (GPS OCX) project for the U.S. Air Force, where we are providing key components for navigation and system security.

Page |	5

Organic and geographic growth, while broadening our customer base
We aim to grow market share, expand into adjacent markets and penetrate non-DoD customers. Our strong incumbent positions and large fielded base of night vision devices, radios, jammers, radars and other electronic equipment are expected to remain in operation for decades, providing opportunities for future upgrades, modernization and sustainment contracts as the military services seek affordable alternatives to costly and unproven replacement programs. We are also growing our international sales, with focus on allied countries with enduring defense and security needs as well as countries that seek modernization of their air traffic management infrastructures and other critical networks. For the year ended December 31, 2013, international sales were $545, approximately 11% of our total revenue. We are also pursuing extensions of existing technologies in commercial markets, such as air traffic management data for commercial air carriers and composite solutions for commercial, fixed and rotary-wing aircraft.
Business Segments
We operate in two segments: C4ISR Electronics and Systems, and Information and Technical Services.
C4ISR Electronics and Systems
Our C4ISR Electronics and Systems segment had revenues of $2.1 billion, $2.5 billion and $2.8 billion and operating income of $218, $350 and $385 for the years ended December 31, 2013, 2012 and 2011, respectively, and accounted for 44%, 45%, and 48%, respectively, of our total revenues. This segment consists of the following major product lines:
Intelligence, Surveillance and Reconnaissance Systems
Our Intelligence, Surveillance and Reconnaissance (ISR) Systems business serves an array of government, civil, commercial, and international customers with integrated real-time, autonomous geospatial analytics solutions, extending from image collection through processing, exploitation and dissemination of actionable intelligence. Our offerings enhance information superiority, contribute to national security, provide environmental data, and protect property and human life. Our specialized capabilities include high reliability remote sensing payloads for ground, air and space, offering active and motion imaging; anti-jam signal generation; data encryption; information processing; real-time forensic and predictive analytics; and system performance modeling and simulation. We also provide solutions that map and monitor the earth for a variety of commercial and government users. Our imaging payloads or sensor systems have been at the heart of nearly every U.S. commercial remote sensing satellite system. Our sensors currently provide all of the commercial high resolution space-based imagery in the United States, and we are expanding this expertise to pursue several international opportunities. Our environmental systems monitor and evaluate our global environment with ground-based and space-based remote sensing, change detection, and data processing. The capabilities of our ISR Systems business are at the heart of the ISR & Analytics SGP and serve enduring ISR and environmental missions for U.S. and international customers.
Integrated Electronic Warfare Systems
Integrated Electronic Warfare Systems (IEWS) is a leader in the design and manufacture of Electronic Warfare solution products with a history spanning more than 50 years. Having fielded more than 20,000 state-of-the-art counter-improvised explosive devices (IEDs) during recent conflicts, IEWS has been at the forefront of ground electronic warfare technologies that protect forces in asymmetrical threat environments. IEWS develops, produces and sells electronic warfare solutions to most U.S. military service branches and to classified customers and allied nations, and is a leading producer of electronic warfare countermeasures (ECM) solutions for tactical and strategic aircraft. IEWS is a key player on airborne platforms such as the U.S. Navy's F/A-18, and U.S. special operations forces (SOF) MH-60s and MH-47s helicopters. IEWS's experience and capabilities are the cornerstone for our electronic warfare SGP.
Electronic Attack and Release Systems
Electronic Attack and Release Systems (EARS) is a leading designer and producer of aircraft-armament suspension and release equipment, weapons interface systems for fighter jets, surveillance aircraft and unmanned aerial vehicles for the U.S. military and allied forces. EARS has built a strong leadership position and worldwide recognition in the weapons carriage and release area, having produced well over 22,000 systems during the past 45 years. This strength comes from our sole source position on many of the major airframes utilized by U.S. and international militaries,

Page |	6

including the F-15, F-22, F-35, F-16, F/A-18, P-8, AV-8B and MQ-9. EARS products also include advanced antenna technologies which provide communication, navigation, direction-finding and electronic warfare capabilities for military and commercial aircraft, with antennas on all Boeing 7-Series planes.
Radar, Reconnaissance and Undersea Systems
Radar, Reconnaissance and Undersea Systems (RRUS) designs and manufactures high performance, high quality radio frequency (RF) and acoustic surveillance sensors, integrated radar and precision air traffic control surveillance systems for both domestic and international customers, with a broad portfolio of defense products. RRUS’s core capabilities include defense surveillance radars, air traffic control radars, command and control, towed and hull mount sonars, tactical data links and airborne multifunction radars. The RRUS business also provides electronic warfare and signals intelligence systems for reconnaissance and surveillance, with monitoring and signal processing systems and equipment for electronic intelligence (ELINT), electronic support measures (ESM), electronic counter measures (ECM) and signals intelligence (SIGINT) applications. We have provided more than 1,500 ESM /ELINT systems to customers in more than 30 countries during the past 30 years. Capitalizing on its capability to produce highly engineered piezoelectric devices, RRUS has also developed innovative applications of this technology to address the geophysical and healthcare markets. RRUS is currently the largest U.S. manufacturer of mine sweeping systems and has been the trusted provider of mine defense solutions to the U.S. Navy since 1973, through our landmark MK-105 Airborne Mine Countermeasures (AMCM) magnetic mine sweeping system.
Communications Solutions
Communication Solutions (CS) is a globally recognized leader in the design and manufacture of RF-based systems. CS specializes in tactical communications systems; mobile satellite communications systems; wireless communications systems; special mission communications systems; global positioning systems (GPS); mobile ad hoc networking (MANET) solutions; and integrated command, control, and communications (C3) solutions for U.S. and allied forces, as well as many government agencies. CS's key products include the Single Channel Ground and Airborne Radio System (SINCGARS), the most widely deployed military tactical radio program in the world with more than 650,000 units in use in more than 35 countries, and the Soldier Radio Waveform (SRW), one of the key networking enablers for Joint Tactical Radio System (JTRS) programs. We also develop advanced technology at lower size, weight, power and cost (SWAP-C), and remain a strong competitor for global tactical radio programs.
Night Vision
Our Night Vision business is a leader in image intensification and sensor fusion technology. We are the world’s leading developer, producer, and supplier of Generation 3 image intensification technology for U.S. and allied military and security forces, and we are the largest producer of high performance night vision products in the world. We provide AN/PVS-14 and AN/PVS-7 ground night vision goggles and spare image intensifier tubes to the U.S. and allied militaries, via foreign military sales, and we are the primary supplier to the U.S. military for the AN/AVS-6 and AN/AVS-9 aviation night vision goggles, which provides rotary- and fixed-wing aircraft pilots the ability to operate in extreme low-light situations. We also developed the Enhanced Night Vision Goggle Optical (ENVG(O)) system, which was the first production goggle to optically overlay traditional night vision imagery with long wave thermal infrared imagery. The ENVG(O) system enables users to effectively operate in extreme low light and obscured battlefield conditions.
Positioning, Navigation and Timing
Our Positioning, Navigation and Timing (PNT) business is a total GPS navigation systems supplier providing high-performance, reliable, cost-effective GPS payload, receiver and control solutions. We have developed more than 50 GPS satellite payloads that have been on every U.S. Government GPS satellite ever launched, and our equipment has accumulated over 500 years of combined on-orbit life without a mission-related failure due to our equipment. Today, new GPS technologies are being developed that will dramatically improve the accuracy and reliability of this global utility under the GPS III program. The next generation Global Positioning System Operational Control System (GPS OCX) will provide command, control and mission support for all current and future GPS satellites based on a modern, service-oriented architecture that will integrate a government and industry open system standard. We are providing the key navigation processing elements and precision monitor station receivers during the current phase of the GPS OCX program that includes advanced anti-jam capabilities, and improved system security, accuracy and reliability. We are further leveraging our patented PNT technologies to develop a proprietary product, known as Signal Sentry,

Page |	7

that detects and geo-locates GPS interference sources in real time providing actionable intelligence to protect critical infrastructures that depend upon GPS availability. Our PNT business is another key driver of our ISR & Analytics SGP.
Aerostructures
Our Aerostructures business is a technically advanced designer and manufacturer of lightweight composite aerospace assembly structures, sub-assemblies and components.  For more than 40 years, we have innovated advanced composite solutions for defense and commercial industries in applications from large commercial transport aircraft to fighter jets and commercial and military rotorcraft.  We supply composites to most major aerospace prime contractors, including Boeing, Airbus, Lockheed Martin, Sikorsky and BAE Systems. Our composite design and fabrication expertise can be found on many commercial platforms such as Boeing’s 7-series family, Airbus's A380 aircraft, General Electric's GEnx engine, as well as Sikorsky's S-76 helicopter. For defense programs, we provide a wide range of products including complete structural assemblies, flight critical components, primary and secondary structural elements for platforms such as the F-35 Lightning II, the CH-53K Heavy Lift Helicopter, the C-17 Globemaster III and the Joint Air-to-Surface Standoff Missile (JASSM). Our aerostructures capabilities are the foundation for the Composite Aerostructures SGP.
Specialty Applications
Specialty Applications (SA) develops advanced, custom solutions which provide our government and commercial customers with self-protection, data protection, enhanced communications, and situational awareness. SA specializes in satellite based communications systems, ground electronic warfare systems, commercial wireless technologies, tagging, tracking and locating, and information assurance. To combat the anti-access/area denial (A2/AD) threat, SA leverages an adaptive multi-platform approach to ensure that users can connect and share data globally without being constrained by terrain or distance. We integrate data devices into A2/AD-resilient architectures which provide a secure global backbone for C4ISR capabilities against sophisticated adversaries.
Information and Technical Services
Our Information and Technical Services segment had revenues of $2.7 billion, $3.0 billion and $3.0  billion and operating income of $258, $211 and $150 for the years ended December 31, 2013, 2012 and 2011, respectively, and accounted for 56%, 55% and 52%, respectively, of our total revenues. This segment consists of the following major program areas:

Advanced Information Solutions
Our Advanced Information Solutions (AIS) business serves a broad range of federal customers in defense, intelligence and homeland security. AIS consists of a comprehensive portfolio that includes enduring mission support, advanced research and development support, and enterprise information support to enable it to deliver affordable, essential mission solutions in the critical networks and ISR & analytics market spaces. AIS serves enduring missions in military and national intelligence, strategic deterrence, and defense against chemical, biological, radiological nuclear and explosive threats, and other core defense programs. We combine deep customer knowledge, subject matter expertise, engineering science and technical skills, and multiple technology partnerships to provide our customers with innovative solutions for ever-changing needs. Our key roles in support of the U.S. Army, Air Force, and Navy research laboratories generate early insights into emerging inflection points with respect to technology readiness and customer needs. AIS develops information-enabled solutions for U.S. Government customers that rely on our expertise to securely access, integrate and share sensitive data. These solutions integrate key capabilities in cyber defense, cross-domain information sharing, broad enterprise applications of information technology, and the implementation of leading edge network and systems architectures. We are the prime contractor for the U.S. Joint Spectrum Center’s (JSC) Electromagnetic Spectrum Engineering Services contract, where we provide engineering systems support, technical analysis, test support, and long-term strategic planning as JSC meets national security and military objectives related to the use of the electromagnetic spectrum.
Civil and Aerospace Systems
Our Civil and Aerospace Systems business has a 30-year history as a trusted provider of air traffic control navigation, communication and surveillance solutions as well as space and ground communications networks. Civil and Aerospace Systems provides the FAA with engineering expertise and full system solutions in the development and

Page |	8

implementation of a modernized air traffic system. Our core program is the Automated Dependent Surveillance-Broadcast (ADS-B) system, the cornerstone program of the FAA’s Next Generation Air Transportation System (NextGen) initiative to modernize from a ground-based system of air traffic control to a satellite-based system of air traffic management. As the prime contractor on the ADS-B contract, we are designing, building and operating a nationwide system of radio communications, telecommunications networks, information technology and software to deliver highly accurate, networked, real-time surveillance data to the automated systems of the FAA. We have extended our integrated network systems capabilities to the commercial aviation market with a comprehensive, web-based application suite called Symphony, which enables key business functions for airports and airlines to improve efficiencies in their operations. This real-time, comprehensive flight tracking data is essential to improving airport stakeholders’ operations, including flight information display systems, billing, auditing, resource allocation and situational awareness. We have supported NASA for more than 25 years as a leading provider of advanced engineering services for its space and ground communications networks. We are the prime contractor on NASA’s Space Communications Network Services (SCNS) contract for the Goddard Space Flight Center, which provides most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, such as the International Space Stations and the space shuttle. Also, we provide operations, maintenance and engineering support to NASA under the Deep Space Network (DSN) contract. The DSN provides the link between earth and scores of NASA spacecraft roaming the solar system on a variety of important interplanetary missions.
Command, Control and Communications Systems
Our Command, Control and Communications Systems (C3S) business provides a full spectrum of technical services supporting mission critical network systems. These services include systems engineering, lifecycle sustainment, logistic support, modernization, and operations and maintenance for U.S. military launch, test and training ranges, including; DoD's SATCOM systems, NASA’s ground communications networks and launch ranges and other high-priority U.S. Government assets throughout the world. C3S supports complex mission requirements that cover a broad spectrum of support, from facilities maintenance to reverse engineering of legacy systems. Key areas of support include system engineering, sustainment, logistics, depot maintenance, software and hardware engineering and configuration management for range instrumentation such as tracking, telemetry, optical, weather, communications, and command & control networks and systems. C3S also provides payload processing and launch services for numerous government agencies. These key systems and assets are critical to the launch range and space communications network infrastructures, including the world’s largest air, land and sea training range for the U.S. Navy and the U.S. Air Force space launch ranges on the U.S. East and West Coasts. Under our Spacelift Range System (SLRS) contract, we engineer, modernize and sustain large networks and range support infrastructure for the western ranges based in Vandenburg Air Force Base in California and the eastern ranges based in Patrick Air Force Base in Florida. We also provide engineering support and sustainment for the U.S. Air Force's early warning system under our System Engineering and Sustainment Integrator (SENSOR) contract. C3S is also responsible for sustaining, maintaining and modernizing large radar installations globally. Together, our AIS, Civil and Aerospace Systems, and C3S businesses are the foundation of our Critical Networks SGP.

Infrastructure Asset Management
Our Infrastructure Asset Management business supports the U.S. Army, Air Force and Navy with enduring technical services. Core capabilities include: infrastructure operations and maintenance; security; warehouse management and distribution; ammunition management; air base maintenance and operations; communications; emergency services; transportation; and life support activities. Our primary contracts include: the Kuwait Base Operating Support, Services and Security (K-BOSSS) contract for Camp Arifjan, Kuwait, one of the largest logistics bases in the U.S. military, which provides services ranging from medical, postal, and maintenance services, to public works, transportation, and emergency services; our Maxwell Base Operations Support contract which operates and maintains key facilities at the U.S. Air Force Air University, and performs facility maintenance and air base equipment maintenance; our Kaiserslautern Facilities Engineering contract which provides facility engineering services for the Kaiserslautern Military Community, including maintenance and repair of installed building equipment, utility services, construction, and a number of ancillary support functions. Infrastructure Asset Management contracts in Afghanistan consist of two contracts with the U.S. Army Corps of Engineers to provide facilities operations, maintenance and training services for the Afghan National Security Forces (ANSF) and the Combined Security Transition Command in both Northern and Southern Afghanistan (ANSF Facilities Support programs) contracts and the Logistics Civilian Augmentation

Page |	9

Program (LOGCAP) contract, which provides logistics and supply operations, airfield operations and transportation support to the U.S. warfighter and to the Afghanistan National Security Forces.
Logistics and Supply Chain Management
Our Logistics and Supply Chain Management business core capabilities include equipment maintenance, repair and services; care of supplies in storage; warehouse management and distribution; supply point distribution; and transportation support. As part of our offerings, we also warehouse, inspect, service and maintain large equipment sets in storage; maintain, issue and ship military supplies for contingency and humanitarian missions; provide maintenance, storage and issuance of ammunition; provide retail fuel distribution support for unit movements; move and ship containerized equipment, supplies, and personal property; and administer motor pool operations. Our major contracts include: the Kuwait based Army Preposition Stock-5 (APS-5 Kuwait) contract, which supports the U.S. Army's largest pre-positioned stocks stored and maintained in Kuwait; Fort Rucker Logistics Support Services contract, which provides multifaceted logistics services in support of the Logistics Readiness Center (LRC) for all ground equipment and soldiers at Fort Rucker and Eglin AFB; and the Marine Corps Logistics Support Services contract, which provides support to the Marine Corps in the areas of distribution, supply chain, and storage services in support of Marine Corps and Navy operations in the Middle East, throughout the United States and in the Pacific Rim.
Information Technology and Network Communication Services
Our Information Technology and Network Communication Services business has over a 50-year history of providing information technology support and services for worldwide communications and network systems. Operations and maintenance support ranges from legacy World War II era communications systems in Europe to dynamic state-of-the-art communications systems in remote and hostile locations in Iraq and Afghanistan. We have demonstrated our capacity to effectively operate, maintain, supply, staff, sustain, and modernize communications systems. Our work is performed in Germany, Italy, Great Britain, Turkey, Kosovo, Kuwait, Afghanistan, Japan, Korea, Qatar, Oman, Bahrain, California, Colorado, Hawaii, Virginia and at sea. Our services capabilities consist of: communications; management and service support; network security; systems installation and activation; and quality control. The largest contracts within our Information Technology and Network Communication Services business include the Operations, Maintenance and Defense of Army Communications Southwest Asia, Central Asia and Africa (OMDAC-SWACAA) contract (formerly the Total Army Communications for Southwest Asia, Central Asia and Africa (TACSWACAA) contract), where we operate and maintain the U.S. Army’s largest communications network from locations in the Middle East, and the Fleet Systems Engineering Team (FSET) contract where, we provide on-site technical and end-to-end systems engineering support for Command, Control, Communications, Computer, Intelligence (C4I) systems for the U.S. Navy.
Industry Background
The federal government remains the largest consumer of services and solutions in the United States. The DoD is the largest purchaser of services and solutions in the federal government and is our largest customer. In addition to the DoD, we do substantial business with the U.S. intelligence community, NASA, FAA and allied international customers.

U.S. federal government spending is affected by the state of the U.S. economy and by measures taken to deal with persistent fiscal deficits. However, DoD spending is also driven by our nation’s security posture and the perceived threat environment. Deficit reduction measures will continue to put pressure on all areas of federal government spending, including defense, and we believe there is significant risk of further DoD and intelligence spending reductions going forward. Approval of the Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act for fiscal year 2014 has provided some clarity on federal spending levels for fiscal years 2014 and 2015. However, longer term federal spending levels remain unclear. Within the defense, intelligence and homeland security budgets, we anticipate that there will be pockets of priority spending, driven by growing needs for sophisticated intelligence gathering, secure information sharing, capabilities that counter anti-access and area-denial intentions, and affordable versus “exquisite” solutions to modernize aged, outmoded, or war-torn equipment. Thus, we foresee sustained levels of funding in the areas of integrated electronic warfare, networked communications, intelligence and information analysis, cyber-security and cyber warfare, unmanned systems, submarines, sustainment, and affordable upgrades to fielded equipment.

Page |	10

Within the NASA budgets, we anticipate funding for earth science and space communications network programs, in which we participate, to persist. Reliance on timely and accurate weather data, environmental monitoring and reliable communications will continue to be priorities in an increasingly mobile, connected, and environmentally responsible society.
Within the FAA, in spite of overall fiscal pressures, we expect continued budget priority to be placed on deployment of next generation air traffic management systems. We expect the U.S. Congress to continue to fund these critically important programs, driven by increased volumes of air traffic; safety, cost and environmental benefits; the need to better manage congestion around major airports; and the urgent need to replace outdated technology and infrastructure.
Internationally, austerity measures are affecting defense spending among Western European allies, but we project continued strong spending in allied countries that face regional security threats and volatility in the Middle East, Latin America and Asia-Pacific regions.
Customers
Our largest customer is the DoD, primarily the U.S. Army, Navy and Air Force. In addition, we do substantial business with NASA, the FAA and the U.S. intelligence community. Our sources of revenue were as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic
U.S. Army, Navy, and Air Force	$2,964	$3,623	$3,985
NASA, FAA, and U.S. Commercial	704	741	682
Other DoD and Intelligence Community	603	612	638
International	545	546	534
Total revenue	$4,816	$5,522	$5,839
International Sales
Our sales to customers outside the United States were $545, $546 and $534 or 11%, 10% and 9% of total revenue in 2013, 2012 and 2011, respectively. Included in sales to customers outside the United States were foreign military sales through the U.S. Government. Revenue and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR), the Foreign Corrupt Practices Act (FCPA) and the export laws and regulations described below, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulations. In addition, embargoes, international hostilities and changes in currency values can also impact our international sales.
Regulatory Matters
We act as a prime contractor or major subcontractor for numerous U.S. Government programs. As a result, we are subject to the extensive regulations and requirements of the U.S. Government agencies and entities which govern these programs, including with respect to the award, administration and performance of contracts under such programs. We are also subject to certain specific business risks associated with U.S. Government program funding and appropriations and U.S. Government contracts, and with supplying technologically advanced, cutting-edge defense-related products and services to the U.S. Government.
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

Page |	11

by, among other things, defining allowable and unallowable costs, requiring certification and disclosure of all cost and pricing data in connection with certain contract negotiations, and otherwise governing the right to reimbursement under various U.S. Government contracts. These laws and regulations impose specific cost accounting practices that may differ from accounting principles generally accepted in the United States of America (GAAP). These regulations also impose restrictions on the use and dissemination of classified information for national security purposes and the exportation of certain products and technical data. We also cannot compete for or divest of work if an organizational conflict of interest related to such work exists and/or cannot be appropriately mitigated. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, the assessment of penalties and fines, and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time.
In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance on its U.S. Government contracts, including indirect rates and pricing practices and compliance with applicable contracting and procurement laws, regulations and standards. The DCAA also reviews the adequacy of a contractor’s compliance with U.S. Government standards for accounting and management internal control systems, including control environment and accounting systems, general information technology systems, budget and planning systems, purchasing systems, material management and accounting systems, compensation systems, labor systems, indirect and other direct costs systems, billing systems and estimating systems.
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
The export from the United States of many of our products may require the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 and its implementing regulations under the ITAR, the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (IEEPA), and/or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15 to 60 days (depending on the identity of the importing country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto.
We are also subject to additional U.S. Government and foreign government regulations and contract requirements with respect to our sales to non-U.S. customers. Revenue and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the ITAR and the FCPA and export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country.
The U.S. Government may revise its procurement practices or adopt new or revised contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics training and other compliance training relevant to their respective positions.

Page |	12

Competition
We compete against many companies in the aerospace, defense, information and services markets, but primarily against Lockheed Martin Corporation, The Boeing Company, Raytheon Company, General Dynamics Corporation, L-3 Communications Corporation, SAIC Inc., Northrop Grumman Corporation, Harris Corporation and BAE Systems, Inc. Internationally, we also compete against these same companies as well as Thales Group, EADS N.V., Finmeccanica S.p.A. and many others. Intense competition and long procurement and operating cycles are both key characteristics of our business and the overall aerospace and defense industries. It is common in these industries for work on major programs to be shared among a number of companies and a company competing as a prime contractor may, upon ultimate award of the contract to another party, serve as a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to, or a customer of, such competitor on other contracts. The nature of major aerospace and defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many other industries.
Our success in such competitive industries depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. We must continue to maintain reliable and trusted sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations.
Similarly, there is intense competition among many companies in the more labor intensive information and services markets. Major competitors in these markets include DynCorp International Inc., KBR Inc., and Fluor Corporation, as well as several of the other defense and government services companies mentioned above, and many other large and small entities with expertise in specialized areas. Our ability to successfully compete in these markets depends on a number of factors, the most important of which is the capability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of customer requirements. We consider the quality and dedication of our employees to be a key differentiator for Exelis and we have implemented a range of initiatives to ensure our success in attracting, developing and retaining our workforce in order to maintain or improve our competitive position within these markets.
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
Research and Development
We conduct research and development activities to continually enhance our existing products and services, develop new products and services to meet our customers’ changing needs and requirements and address new market opportunities. During 2013, we invested $54 on research and development efforts compared to $67 in 2012 and $99 in 2011. These expenditures principally have been for product development for the U.S. Government. In addition, we also conduct funded research and development activities under U.S. Government contracts which are included in total revenue.

Page |	13

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
As of December 31, 2013, we had approximately 17,200 employees, approximately 2,800 of whom were working under collective bargaining agreements with labor unions and worker representatives. These collective bargaining agreements, which cover approximately 16% of our employees, will be renegotiated at various times over the next 3 years as they expire. We have historically renegotiated these agreements without any significant disruption to our operating activities.
Raw Materials, Suppliers and Seasonality
We depend on our extended supply chain for many of the raw materials, components and supplies used in our product and service offerings. We recognize that all supply networks can experience price fluctuations and capacity constraints that put pressure on pricing and lead times. Through our comprehensive supply chain management practices we evaluate our value chain for competitiveness, viability, and overall performance, which is an important and integral element of our overarching integrated management system. Our ability to maintain multiple sources of supply for many of the items we acquire reduces the risk of potential disruption to our operations. In those instances where we rely on single sources or are engaged in commodity markets with a limited number of suppliers, we attempt to mitigate those perceived risks through long-term agreements and additional supplier oversight. To date, we have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.
We do not consider any material portion of our business to be seasonal. However, various factors can affect the distribution of our revenue between accounting periods, including the timing of contact awards, the availability of customer funding, product deliveries and customer acceptance.
Backlog
At December 31, 2013, total backlog was $9.4 billion compared to $9.5 billion at the end of 2012. Approximately 40% of total backlog at December 31, 2013 is expected to be converted into revenue in 2014. Total backlog included $3.4 billion of funded backlog and $6.0 billion of unfunded backlog at December 31, 2013.
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog represents firm orders, potential options on multi-year contracts and multi-year commercial contracts when demand is supported by customer backlog, and excludes potential orders under indefinite delivery / indefinite quantity (IDIQ) contracts. Backlog is converted into revenue as work is performed or deliveries are made.
Contracts
Generally, the sales price arrangements for our contracts are either fixed-price, cost-plus or time-and-material. A fixed-price contract typically offers higher profit margin potential than a cost-plus or time-and-material contract, which is commensurate with the greater levels of risk we assume on a fixed-price contract.
On a fixed-price contract, we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract.

Page |	14

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
The table below presents the percentage of our total revenue generated from each contract type for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
Contract type	2013	2012	2011
Fixed price	43%	43%	45%
Cost plus and time-and-material	57%	57%	55%
Total revenue	100%	100%	100%
Environmental
We are subject to stringent federal, state, local and foreign environmental laws and regulations. These environmental laws and regulations are subject to change, which can be difficult to predict reliably and the timing of potential changes is uncertain. Environmental requirements significantly affect our operations, and we have established an internal program to address our compliance with these requirements.
We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency (EPA), and from similar agencies, that a number of sites formerly or currently owned and/or operated by Exelis, and other properties or water supplies that may be or have been impacted by those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies available to us.
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $26 and $27 as of December 31, 2013 and 2012, respectively, for environmental matters. We believe the total amount accrued is appropriate based on existing facts and circumstances.
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

Page |	15

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
Item 1A. RISK FACTORS
You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. Should any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially and adversely affected, the trading price of our common stock could decline, and you could lose all or part of your investment in the Company.
Risks Relating to Our Business
We face the following risks in connection with the general conditions and trends of the industry in which we operate:
We are dependent on the U.S. Government for a substantial portion of our business, and the outlook for U.S. Government spending is uncertain.
Approximately 85% of our 2013 revenues were derived from products and services ultimately sold to the U.S. Government, including the Department of Defense (DoD). These sales are affected by the federal budget and related federal spending levels.
Federal spending is affected by the state of the U.S. economy and by measures taken to deal with persistent fiscal deficits. The Company’s future results could be affected by budgetary actions taken by Congress to reduce federal spending. However, national security spending is also driven by our nation’s national security posture and the perceived threat environment. U.S. Government funding in Afghanistan is expected to continue to decrease as the U.S. military continues to draw down U.S. troop levels in 2014. Such factors have direct bearing on our ability to win new business and deliver on existing contracts, and may affect the timing and volume of our business.
Overall, we expect that top-line defense spending will decline over the next several years and that such spending reductions will likely have an impact across the DoD budget, including reductions in operations and maintenance, procurement and research, development, test and evaluation spending. Such reductions in U.S. Government spending could have a material impact on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties.”
The termination of government contracts may adversely affect our business.
Our financial performance is dependent on our performance under our U.S. Government contracts. The U.S. Government, and other governments, may terminate any of our government contracts, in whole or in part, without prior notice, at their convenience, as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. Government would pay only for the work

Page |	16

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
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include, but are not limited to, our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. Government. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate or if it believes it is in the government’s best interests during a dispute. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.
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
Competition within our markets may reduce our revenue and market share.
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

Page |	17

to compete successfully against our current or future competitors, we may experience declines in revenue and market share which could negatively impact our financial position, results of operations, or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties.”
Our international business exposes us to additional risks.
Our international business constituted approximately 11% of total revenue for the year ended December 31, 2013. We are subject to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. Changes in regulation or political environment may affect our ability to conduct business in foreign markets, including investment, procurement and repatriation of earnings.
The services and products we provide internationally, including through the use of subcontractors, are sometimes in countries with unstable governments, in areas of military conflict or at military installations. This increases the risk of an incident resulting in damage or destruction to our products or resulting in injury or loss of life to our employees, subcontractors or other third parties. We maintain insurance to mitigate risk and potential liabilities related to our international operations, but our insurance coverage may not be adequate to cover these claims and liabilities and we may bear substantial costs arising from those claims. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations, or cash flows.
Our future success depends, in part, on our ability to develop new products and new technologies and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of current and future customers.
The markets in which we operate are characterized by changing technologies. The product, program and service needs of our customers change and evolve regularly. Accordingly, our success in the competitive defense industry depends upon our ability to develop and market our products and services. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which would have a material adverse effect on our ability to generate favorable financial results and maintain market share.
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
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, loss of follow-on work, and, in the case of certain contracts, liquidated damages, penalties and repayment to the customer of contract cost and fee payments we previously received.

Page |	18

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
Accounting for our contracts requires judgment relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segmented; incentives or penalties related to performance on contracts in estimating revenue and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.
The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.
A substantial portion of Exelis’ current and retired employee population is covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”). We may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods which can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, rates of future compensation increases, and trends for future medical costs. Management develops each assumption using relevant plan and Company experience and expectations in conjunction with market-related data. Our financial position and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.

Page |	19

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
U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we have sought and expect to continue to seek reimbursement from the U.S. Government for a portion of our postretirement costs and plan contributions.
On December 27, 2011 the U.S. Government’s Cost Accounting Standards Board (CASB) published a final rule that harmonizes Cost Accounting Standards (CAS) pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended ERISA minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. The final rule applied to our contracts starting in 2013, although due to a five-year phase in, the rule may not begin to have a material impact on cost reimbursement until 2015, with full phase-in not achieved until 2017. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.
Cost growth on contracts that is not recoverable from our customers exposes us to reduced profitability and the potential loss of future business.
Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. This cost growth can occur if estimates to complete increase due to technical challenges, manufacturing difficulties or delays, or workforce-related issues, or if initial estimates used for calculating the contract cost were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, the timeliness and availability of materials, major subcontractor performance and quality of their products, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters and the inability to recover any claims included in the estimates to complete. A significant change in cost estimates on one or more programs could have a material adverse effect on our financial position, results of operations or cash flows.
Most of our contracts are fixed-price contracts or flexibly priced contracts. Our risk varies with the type of contract. Flexibly priced contracts include both cost-plus and time-and-material contracts. Due to their nature, fixed-price contracts inherently have more risk than flexibly priced contracts. Approximately 43% of our total revenue was derived from fixed-price contracts for the year ended December 31, 2013. We typically enter into fixed-price contracts where costs can be reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. If the terms specified in our contracts are not met, then profitability may be reduced. Fixed-price development work comprises a small portion of our firm fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. In addition, successful performance of firm fixed-price development contracts that include production units is subject to our ability to control cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates.
Under cost-plus contracts the allowable costs incurred by the contractor are subject to reimbursement plus a fee that represents profit. We enter into cost-plus contracts for development programs with complex design and technical challenges. These cost-plus programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise.

Page |	20

Our earnings and margins may vary based on the mix of our contracts and programs, our performance, and our ability to control costs.
Our earnings and margins may vary depending on the types and timing of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees is finally determined (particularly under award and incentive fee contracts).
Our backlog includes a variety of contract types which are intended to address changing risk and reward profiles as a program matures. Contract types include fixed price, cost-plus, fixed-price incentive, and time-and-material contracts. Under fixed-price contracts, we receive a fixed price despite the actual costs we incur. We have to absorb any costs in excess of the fixed price. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. In these cases, the associated financial risks primarily relate to a reduction in fees, and the program could be cancelled if cost, schedule, or technical performance issues arise. Under a fixed-price incentive contract, the allowable costs incurred are eligible for reimbursement, but are subject to a cost-share limit which affects profitability. If our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs incurred and may have our fees reduced or eliminated. Under time-and-material contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses.
Contracts for development programs that have complex design and technical challenges are typically cost-plus. Other contracts in backlog are for the transition from development to production (e.g., Low Rate Initial Production), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated. These may be fixed price, cost-plus or fixed-price incentive contracts. There are also contracts for production as well as operations and maintenance of the delivered products that have the challenge of achieving a stable production and delivery rate, while maintaining operability of the product after delivery. These contracts are mainly fixed-price, although some operations and maintenance contracts are time-and-material contracts.
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
Our costs may increase over the term of our contracts. Through cost escalation provisions contained in some of our contracts, we may be protected from increases in material costs to the extent that the increases in our costs are in line with industry indices. However, the difference in basis between our actual material costs and these indices may expose us to cost uncertainty even with these provisions. A significant delay in supply deliveries of our key raw

Page |	21

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
Our level of indebtedness and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or our ability to incur additional debt.
At December 31, 2013, we had $650 million in aggregate principal amount of outstanding debt, including $250 million of 4.25% senior notes due in 2016 and $400 million of 5.55% senior notes due in 2021. In addition, at December 31, 2013, we had borrowing capacity of $600 million available to us under our bank credit facility. We also have a commercial paper program which enables us to borrow short-term funds at competitive rates. Our commercial paper program is fully supported by available borrowings under our credit facility. In the future, we may increase our borrowings, subject to limitations imposed on us by our debt agreements.
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
At December 31, 2013, our goodwill and other intangible assets were approximately $2.4 billion, net of accumulated amortization, which represented approximately 48% of our total assets. Goodwill is tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We also review the carrying value of finite-lived intangible assets for impairment when impairment indicators arise. We estimate the fair value of reporting units used in the goodwill impairment test using an income approach, and as a result the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition.

Page |	22

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
Approximately 2,800 of our employees are unionized, which represents approximately 16% of our employee-base at December 31, 2013. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.
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

Page |	23

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
Unanticipated changes in our provision for income taxes or exposure to additional income tax liabilities could affect our profitability.
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
The effects of changes in worldwide political, social, economic and capital markets conditions may significantly affect our revenue, profitability, results of operations and our ability to maintain liquidity or procure capital.
Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, foreign currency exchange rates, tax rates, or regulations in the jurisdictions in which the Company operates. If, for any reason, we lose access to our currently available lines of credit or commercial paper program, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.

Page |	24

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
Risks Relating to the Spin-off of Mission Systems
We face the following risks in connection with the planned future spin-off of our Mission Systems business.
We announced the planned spin-off of our military and government services business into a new, independent publicly traded company. This transaction will likely require significant time and attention of our management and we may not be able to complete the transaction or, if completed, realize the anticipated benefits.
On December 11, 2013, we announced a plan to spin-off part of our military and government services business ("Mission Systems"). In order to effectuate the Mission Systems spin-off, among other things, we are required to file a registration statement on Form 10 with the Securities and Exchange Commission. Our ability to complete the spin-off in a timely manner, if at all, could be subject to several factors, including but not limited to: changes in the newly created entity’s operating performance, our ability to obtain any necessary consents or approvals, our ability to obtain any necessary financing for the newly created entity as well as the terms of such financing, changes in governmental regulations, changes in the underlying businesses, its contracts, or customers, political and economic conditions at the time of the spin-off, and obtaining an opinion of counsel as to the satisfaction of certain requirements necessary for the spin-off to receive tax-free treatment. Additionally, we may incur significant costs in connection with this transaction, which could affect our profitability and operating results through completion of the transaction. Execution of the proposed Mission Systems spin-off transaction will require significant time and attention from management, which could distract management from the operation of our business and the execution of our other strategic initiatives. We may not be able to complete the spin-off within the expected time frame or complete the spin-off at all. In addition, even if completed, we may not realize the anticipated benefits from the spin-off.
The Company’s proposed spin-off of our military and government services business could result in substantial tax liability to the Company and its shareholders.
Among the conditions to completing the Mission Systems spin-off will be our receipt of an opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off will qualify for tax-free treatment under section 355 of the Internal Revenue Code. However, if the factual assumptions or representations made in the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinion. Furthermore, the opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and such challenge could prevail. If, notwithstanding receipt of the opinion, spin-off is determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who receives shares of the new company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder’s tax liability.
Even if the Mission Systems spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of the new military and government services company are deemed to be part of a plan or series of related transactions that include the Mission Systems spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-off, we expect to enter into a tax matters agreement with the new company, under which it will agree not to enter into any transaction without our consent that could cause any portion of the spin-off to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities may discourage, delay or prevent a change of control of us or of the new military and government services company.

Page |	25

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

Page |	26

Risks Relating to our Separation from ITT Corporation
Exelis, formerly ITT Corporation's ("ITT") Defense & Information Solutions segment, became an independent, publicly traded company on October 31, 2011, when ITT completed the spin-off of Exelis (“ITT Spin-off”). We face the following risks in connection with our spin-off from ITT Corporation in 2011:
Our historical financial information has been derived in part from the financial information of our former parent.
The historical financial information we have included in this report has been derived in part from ITT’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during periods presented prior to the ITT Spin-off. ITT did not account for us, and we were not operated, as a single stand-alone entity prior to the ITT Spin-off even if we represented a reporting segment in ITT’s historical consolidated financial statements.
The ITT Spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
The ITT Spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the ITT Spin-off left us, ITT and/or Xylem Inc. insolvent or with unreasonably small capital or that we, ITT and/or Xylem Inc. intended or believed it would incur debts beyond its ability to pay such debts as they mature and that ITT did not receive fair consideration or reasonably equivalent value in the ITT Spin-off. If a court were to agree with such a plaintiff, then such court could void the ITT Spin-off as a fraudulent transfer and could impose a number of different remedies, which could adversely affect our financial condition and our results of operations. Among other things, the court could require the return of assets or our shares to ITT, voiding the liens of Exelis and claims against ITT, or providing ITT with a claim for money damages against us.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that we were solvent at the time of or after giving effect to the ITT Spin-off.
The ITT Spin-off could also be challenged under state corporate distribution statutes. Under the Indiana Business Corporation Law, a corporation may not make distributions to its shareholders if, after giving effect to the distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities. No assurance can be given that a court will not later determine that the distribution of our shares in connection with the ITT Spin-off was unlawful.
Under the Distribution Agreement, from and after the ITT Spin-off, we will be responsible for the debts, liabilities and other obligations related to the business or businesses which we own and operate following the consummation of the ITT Spin-off. Although we do not expect to be liable for any of these or other obligations not expressly assumed by us pursuant to the Distribution Agreement, it is possible that we could be required to assume responsibility for certain obligations retained by ITT or Xylem Inc. should ITT or Xylem Inc. fail to pay or perform its retained obligations (for example, tax, asbestos and/or environmental liabilities).
In connection with our separation, ITT and Xylem Inc. indemnify us for certain liabilities and we indemnify ITT or Xylem Inc. for certain liabilities. If we are required to indemnify ITT or Xylem Inc., we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In the case of ITT’s or Xylem Inc.’s indemnity, there can be no assurance that those indemnities will be sufficient to insure us against the full amount of such liabilities, or as to ITT’s or Xylem Inc.’s ability to satisfy its indemnification obligations in the future.
Pursuant to the Distribution Agreement and certain other agreements with ITT and Xylem Inc., ITT and Xylem Inc. agreed to indemnify us from certain liabilities, and we agreed to indemnify ITT and Xylem Inc. for certain liabilities as discussed further in Note 17, “Related Party Transactions and Parent Company Equity,” and Note 18, “Commitments and Contingencies,” to the Notes of the Consolidated and Combined Financial Statements. Indemnities that we may be required to provide ITT and Xylem Inc. may be significant and could negatively impact our business. Third-parties

Page |	27

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
Item 2. PROPERTIES
We have 131 locations, in 15 countries on four continents. These properties total 6.6 million square feet, of which 121 locations, or 4.3 million square feet are leased. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows the significant locations by segment.

Location	Segment	Square Feet (thousands)	Owed / Leased
Clifton, New Jersey	C4ISR Electronics and Systems	726	Owned
Rochester, New York	C4ISR Electronics and Systems	661	Owned
Salt Lake City, Utah	C4ISR Electronics and Systems	496	Leased
Rochester, New York	C4ISR Electronics and Systems	399	Leased
Fort Wayne, Indiana	C4ISR Electronics and Systems	302	Leased
Roanoke, Virginia	C4ISR Electronics and Systems	297	Owned
Van Nuys, California	C4ISR Electronics and Systems	254	Leased
Fort Wayne, Indiana	C4ISR Electronics and Systems	241	Owned
Colorado Springs, Colorado	Information and Technical Services	268	Leased
Herndon, Virginia	Information and Technical Services	260	Leased
McLean, Virginia	Corporate Headquarters	49	Leased
Item 3. LEGAL PROCEEDINGS
We are party to or have property subject to claims and other legal proceedings, including employment related matters, matters in connection with our contracts and matters arising under provisions relating to the protection of the environment. For information regarding these matters, including current environmental estimates of the amounts that we believe are required for remediation or clean-up, see Note 18, “Commitments and Contingencies,” in the Notes to the Consolidated and Combined Financial Statements. While we cannot predict the outcome of these matters with certainty, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Page |	28

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is provided regarding the executive officers of Exelis as of February 28, 2014. Each of the executive officers was elected to his or her current position by the Company’s Board of Directors. The date in parentheses indicates the year in which the position was assumed.

Name	Age	Current Title	Other Business Experience During Past 5 Years
David F. Melcher	59	Chief Executive Officer and President (2011)
Senior Vice President, ITT and President, ITT Defense and Information Solutions (2010); Vice President, ITT and President, ITT Defense Electronics & Services (2008); Vice President of Strategy and Business Development, ITT Defense Electronics & Services (2008).

Peter J. Milligan	46	Senior Vice President and Chief Financial Officer (2011)	Vice President and Chief Financial Officer, ITT Defense and Information Solutions (2010); Vice President and Controller, ITT Electronics Systems (2008).
Ann D. Davidson	61	Senior Vice President, Chief Legal Officer and Corporate Secretary (2011)	Vice President, Chief Ethics and Compliance Officer, ITT (2009); Vice President and General Counsel, ITT Defense Electronics & Services (2008).
A. John Procopio	60	Senior Vice President and Chief Human Resources Officer (2011)	Vice President and Director of Human Resources, ITT Defense and Information Solutions (2010); Vice President and Director of Human Resources, ITT Defense Electronics & Services (2008).
Robert E. Durbin	60	Senior Vice President, Strategy and Government Relations (2013)
Vice President of Strategy and Customer Relations, Exelis Inc. (2011), Lieutenant General, Director Army Office of Business Transformation and Special Assistant to the Army Chief of Staff for Enterprise Management (2008).

Christopher D. Young	54	Executive Vice President and President of Geospatial Systems (2011)	President and General Manager, Geospatial Systems, ITT Defense and Information Solutions (2010); President and General Manager, ITT Space Systems Division, ITT Defense Electronics & Services (2008).
Kenneth W. Hunzeker	61	Executive Vice President and President of Mission Systems (2011)
President and General Manager, Mission Systems, ITT Defense and Information Solutions (2011); Vice President, Government Relations, ITT Defense and Information Solutions (2010); Deputy Commander, United States Forces — Iraq, U.S. Army (2009), Commander, V Corps, Heidelberg, Germany (2008).

Pamela A. Drew	52	Executive Vice President and President of Information Systems (2014)
Corporate Vice President and President of Information Systems (2013); Senior Vice President, TASC, Inc. (2012); Sector Vice President, Business Development Northrop Grumman’s Mission Systems sector (2008-2009); Vice President, General Manger, Boeing Integrated Defense System (2008).

Richard D. Sorelle	54	Corporate Vice President and President of Electronic Systems (2013)	Vice President and General Manager of Integrated Electronic Warfare Systems, Exelis Inc. (2012); Director, Integrated Electronic Warfare Systems, ITT Defense Electronics & Services (2008).
Nicholas E. Bobay	50	Corporate Vice President and President of Night Vision and Communications Solutions (2013)
Vice President and General Manager, Geospatial Systems, Night Vision & Imaging, Exelis Inc. (2012); Vice President and Business Program Director SAP, ITT Defense and Information Solutions (2011); Vice President, International Products and Services, ITT Defense and Information Solutions (2010).

Page |	29

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET PRICES AND DIVIDENDS
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “XLS”. The following tables present the high and low sales prices by quarter for our common stock during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Sales Price
Quarter Ended	High	Low
March 31, 2013	$11.74	$10.08
June 30, 2013	$13.99	$10.19
September 30, 2013	$16.15	$13.55
December 31, 2013	$19.43	$15.07

	Year Ended December 31, 2012
	Sales Price
Quarter Ended	High	Low
March 31, 2012	$12.88	$8.99
June 30, 2012	$12.32	$9.25
September 30, 2012	$11.37	$9.01
December 31, 2012	$11.94	$10.29
As of February 25, 2014, there were approximately 16,145 common stockholders of record.
The declaration and payment of dividends by us is subject to the discretion of our Board of Directors and depends on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. The Company expects to continue to pay regular cash dividends, but there can be no assurance as to what level of dividends, if any, will be paid in the future due to the factors described above. The following table presents our quarterly cash dividends declared per common share for the years ended December 31, 2013 and 2012:

Quarter Ended	2013	2012
March 31,	$0.1033	$0.1033
June 30,	0.1033	0.1033
September 30,	0.1033	0.1033
December 31,	0.1033	0.1033
Total dividends declared per common share	$0.4132	$0.4132
EQUITY COMPENSATION PLAN INFORMATION
The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”

Page |	30

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes repurchases of our common stock during the quarter ended December 31, 2013.

In millions, except per share amounts, unless otherwise stated
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (a)
October 1, 2013 – October 31, 2013	—	$—	—	$95
November 1, 2013 – November 30, 2013	—	—	—	95
December 1, 2013 – December 31, 2013	0.55	18.64	0.55	84
Total	0.55	$18.64	0.55	$84
(a) We have a share repurchase program, which was approved by the Board of Directors on December 11, 2012, for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $100. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on December 31, 2015. As of December 31, 2013, we had repurchased a total of 1.0 shares of our common stock under the program for $16, and had remaining authorization of $84 for future share repurchases. There were no repurchases of our common stock other than in connection with this share repurchase program.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return on the Company’s common stock to the returns of Standard & Poor’s (S&P) 500 and the S&P Aerospace and Defense Index from October 13, 2011 (the first day our common stock began “when-issued” trading on the New York Stock Exchange) through December 31, 2013. Our common stock began “regular-way” trading in connection with the ITT Spin-off on November 1, 2011. “When-issued” trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. “Regular-way” trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Page |	31

The above graph assumes the following:

(1)	$100 invested at the close of business on October 13, 2011, in Exelis common stock, S&P 500 Index, and the S&P Aerospace Defense Index.

(2)	The cumulative total return assumes reinvestment of dividends.
ITEM 6. SELECTED FINANCIAL DATA
(In millions, except per share amounts, unless otherwise stated)
The following table presents historical selected financial data derived from our Consolidated and Combined Financial Statements.

	Year Ended December 31,
(in millions, except per share amounts)	2013	2012	2011	2010	2009
Results of Operations
Product and service revenue	$4,816	$5,522	$5,839	$5,891	$6,061
Operating income	$476	$561	$535	$689	$702
Operating margin	9.9%	10.2%	9.2%	11.7%	11.6%
Income from continuing operations	$281	$330	$326	$448	$459
Net Income (a)	$281	$330	$326	$587	$469
Basic earnings per common share (b)	$1.49	$1.76	$1.75	$3.15	$2.52
Diluted earnings per common share (b)	$1.46	$1.75	$1.75	$3.14	$2.51
Cash dividends declared per common share	$0.41	$0.41	$0.10	$—	$—
Financial Position
Total assets	$4,884	$5,212	$5,099	$4,295	$4,498
Long-Term Debt	$649	$649	$649	$—	$—

(a)
Net income for the years ended December 31, 2010 and 2009 includes $139 and $10, respectively, of income from discontinued operations, net of taxes. During 2010, we sold CAS, Inc., a component of our Information and Technical Services segment.

(b)
On October 31, 2011, 184.6 shares of our common stock were distributed to ITT Corporation’s shareholders in connection with our spin-off from ITT. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding for each period presented prior to the ITT Spin-off in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding for each of the prior periods presented.

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

Page |	32

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
The following discussion of our financial condition and results of operations should be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto as well as the discussion in the section of this Annual Report on Form 10-K entitled “Description of Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Cautionary Statement Concerning Forward-looking Statements.”
OVERVIEW
Exelis is a diversified aerospace, defense, information and services company that leverages a 50-year legacy of deep customer knowledge and technical expertise to deliver affordable mission-critical solutions in the areas of imaging and analysis, electronic warfare, air traffic solutions, positioning and navigation, communications and information systems, logistics, and technical services to military, government and commercial customers in the United States and globally. We are focused on strategic growth in the areas of: critical networks; intelligence, surveillance, reconnaissance (ISR) and analytics; electronic warfare; and composite aerostructures. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and civil government programs in the United States and internationally. Exelis conducts most of its business with the U.S. Government, principally the DoD.
We operate in two segments: Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Electronics and Systems, and Information and Technical Services. Our C4ISR Electronics and Systems segment provides engineered systems and solutions, including: ISR systems; integrated electronic warfare systems; radar and sonar systems; electronic attack and release systems; communications solutions; space systems; and composite aerostructures, for government and commercial customers around the world. Our Information and Technical Services segment provides a broad range of service solutions, including: systems integration; network design and development; air traffic management; cyber; intelligence; operations; sustainment; advanced engineering; logistics; and space launch and range-support, for a wide variety of U.S. military and U.S. Government customers.
Separation from ITT Corporation
Exelis, formerly ITT Corporation's ("ITT") Defense & Information Solutions segment, became an independent, publicly traded company on October 31, 2011, when ITT completed the spin-off (the “ITT Spin-off”) of Exelis. The financial information included herein may not necessarily reflect what our financial position, result of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented prior to October 31, 2011.
Spin-off of Mission Systems
On December 11, 2013, Exelis announced that its Board of Directors approved a plan to spin-off part of its military and government services business ("Mission Systems") through a transaction that is intended to be tax-free to Exelis and its shareholders (the "Mission Systems Spin-off"). The spin-off is subject to final approval of the Company’s Board of Directors. Following completion of the spin-off, Mission Systems will be an independent, publicly traded company. Mission Systems is currently part of the Company’s Information and Technical Services segment and includes the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services.

Page |	33

Known Trends and Uncertainties
Economic Opportunities, Challenges, and Risks
U.S. defense and other discretionary budgets have been under pressure as the United States continues to face economic challenges and as concerns over persistent U.S. fiscal deficits and the level of U.S. national debt continue to drive political debate. The Bipartisan Budget Act of 2013 provides combined defense and domestic discretionary top line spending of $1.012 trillion in fiscal year 2014 and $1.014 trillion in fiscal year 2015. The new 2014 budget celling is $26 billion above the $986 billion combined discretionary spending level assumed in the 2013 continuing resolution and even further above the fiscal year 2014 U.S. House of Representatives budget resolution target of $967 billion. The bill also provides $63 billion in near-term sequester relief to be evenly apportioned between defense and discretionary with $45 billion of the relief being applied in fiscal year 2014. The new bill provides $85 billion in spending offsets through a combination of mandatory spending changes that reduce longer term federal borrowing and fee increases such as Pension Benefit Guaranty Corporation (PBGC) premiums and Transportation Security Administration (TSA) per flight security fees that generate additional revenue.
The Consolidated Appropriations Act of 2014, which was signed into law on January 17, 2014, provides $1.012 trillion in discretionary spending and adheres to the Bipartisan Budget Act of 2013. Within the $1.012 trillion in discretionary spending, the amount for national security and defense related spending for fiscal year 2014 is $520 billion, about $2 billion more than in fiscal year 2013. Within the $1.014 trillion in discretionary spending for fiscal year 2015, the amount for national security and defense related spending increases slightly to $521 billion.
The Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets and mandated substantial additional spending reductions through a process known as "sequestration." The sequestration spending reductions required for defense were approximately $43 billion for fiscal year 2013, increasing to approximately $55 billion for fiscal year 2014 and beyond. The combined effect of the Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act of 2014 is a substantial alteration of sequestration in the near term. The Congressional Budget Office (CBO) is now reporting that there will be no additional cuts, across the board cuts or sequestration in fiscal year 2014. This is the expectation, because Congress has enacted a fiscal year 2014 appropriations bill complying with the new defense and non-defense caps. The same could occur in fiscal year 2015 if Congress appropriates no more than the $1.014 trillion in discretionary spending and adheres to the revised defense and non-defense caps. By incorporating these alterations to the original Budget Control Act, the CBO still anticipates achievement of $539 billion in discretionary spending reductions from fiscal year 2016 to 2021.
Companies which derive substantial revenues from federal contracting will benefit from comprehensive legislation which implements fundamental multi-year changes that would prevent sequestration from continuing. The debate over how and when a solution may be reached over the as-yet unresolved sequestration matter remains a significant issue for the defense industry.
The DoD has emphasized a shift to a leaner force that is agile, flexible and technologically advanced. This shift in force structure focuses on addressing a range of continuously evolving threats including terrorism, state aggression, weapons of mass destruction and cyberspace-related aggression. Geographically, the DoD recognizes the growing importance of the Pacific Rim regarding U.S. economic and security interests. As a result, the DoD is emphasizing the intent to build upon its Asia-Pacific presence while maintaining commitments in the Middle East and Europe, and at the same time increasing reliance on allied partnerships. We believe ongoing instability in the Middle East will result in continued U.S. involvement in the region, however, making a full and complete “pivot” to Asia-Pacific less attainable. We believe our portfolio of defense solutions, which covers a broad range of differentiated products and services, aligns well with the priorities outlined in the DoD’s guidance. However, uncertainty related to potential changes in appropriations and strategic priorities and continued spending reductions from sequestration could materially impact our business.
Programs related specifically to the support of ongoing operations in Afghanistan are subject to changes in the level of U.S. commitment. The current Presidential Administration has stated its intent to withdraw all major forces by 2014 and maintain a limited presence after the subsequent transition to the Afghan government.

Page |	34

The DoD is focused on several initiatives to improve efficiency, refocus priorities, and enhance DoD business practices. As part of these initiatives, the DoD is re-evaluating the way capabilities are procured and continues to experiment with novel approaches. This acquisition reform could increase competitive pressures and impact defense industry revenue levels and profit margins going forward. We believe, however, that we are well positioned for this environment by offering affordable and ready-now solutions, which may realize true cost savings for the DoD.
As large-scale ground deployments continue to decline, less emphasis is being placed on capabilities required for U.S. soldiers (Soldier Systems), including counter–IED jammers, night vision equipment and tactical communications systems. These declines are reflected in our business plans. While it is evident that reductions in demand for Soldier Systems are occurring, the specific end state remains uncertain.
We believe that spending on recapitalization, modernization and maintenance of defense and security assets will continue despite possible reductions to some defense programs in which we participate or for which we expect to compete. We expect ongoing DoD emphasis to be placed on our areas of strength, such as ISR and analytics, critical network development and operation, electronic warfare, precision navigation and timing, and cyber solutions.
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
Executive Summary
Exelis reported revenue of $4.8 billion for the year ended December 31, 2013, a decrease of approximately 13% compared to 2012. The decrease in revenue was driven by a revenue decline of 14% within our C4ISR Electronics and Systems segment primarily due to lower demand for counter-IED jammer products and Night Vision products. Revenue also declined 12% within our Information and Technical Services segment, primarily due to lower activity on our Middle East and Afghanistan based contacts within our Infrastructure Asset Management and Logistics and Supply Chain Management program areas.
Operating income for the year ended December 31, 2013 was $476, reflecting a decrease of $85 or 15% compared to 2012 primarily due to lower revenue and higher restructuring charges. Operating margin decreased year-over-year to 9.9% from 10.2% primarily due to higher restructuring charges.
Additional Company highlights for the year ended December 31, 2013 included the following:

•	We recorded an increase in funded orders of $486, a year-over-year increase of 10%.

•	We reported $258 of operating income within our Information and Technical Services segment, an increase of 22% compared to 2012.

•	We substantially completed a significant restructuring action, which we believe will increase our cost competitiveness going forward.

•	We experienced a year-over-year net improvement of $743 or 38% in the funded status of our defined benefit pension plans.

•	We declared four quarterly cash dividends totaling $80 or $0.41 per share.

Page |	35

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, segment operating income and margins, orders growth, and backlog, among other metrics on a regular basis. In addition, we consider certain additional measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for revenue, operating income, income from continuing operations, or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measure, which may not be comparable to similarly titled measures reported by other companies, to be a key performance indicator:

•
“Adjusted net income” defined as net income, adjusted to exclude items that include, but are not limited to, significant charges or credits that impact current results, but are not related to our ongoing operations, unusual and infrequent non-operating items and non-operating tax settlements or adjustments. A reconciliation of adjusted net income is provided below.

	Year Ended December 31,
	2013	2012	2011
Net income	$281	$330	$326
Separation costs for the ITT Spin-off, net of tax	—	19	29
Separation costs for the Mission Systems spin-off, net of tax	2	—	—
Tax-related special items for the ITT Spin-off	5	—	16
Adjusted net income	288	349	371
Net income per diluted share	$1.46	$1.75	$1.75
Adjusted net income per diluted share	$1.50	$1.85	$1.99
DISCUSSION OF FINANCIAL RESULTS
YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

	Year Ended December 31,
	2013	2012	Change
Product and service revenue	$4,816	$5,522	(12.8)%
Cost of product and service revenue	3,748	4,359	(14.0)%
Operating expense	592	602	(1.7)%
Operating income	476	561	(15.2)%
Operating margin	9.9%	10.2%
Interest expense, net	37	37	—%
Other expense (income), net	2	3	(33.3)%
Income tax expense	156	191	(18.3)%
Effective income tax rate	35.7%	36.7%
Net Income	$281	$330	(14.8)%
Revenue
Revenue for the year ended December 31, 2013 was $4,816, reflecting a decrease of $706 or 12.8% as compared to 2012. The following table illustrates revenue for our segments for the years ended December 31, 2013 and 2012:

Page |	36

	Year Ended December 31,
	2013	2012	Change
C4ISR Electronics and Systems	$2,136	$2,487	(14.1)%
Information and Technical Services	2,680	3,035	(11.7)%
Total revenue	$4,816	$5,522	(12.8)%

Revenue from our C4ISR Electronics and Systems segment was $2,136 in 2013, a decline of $351 or 14.1% as compared to 2012. The decrease in revenue was primarily due to volume declines in counter-IED jammer products, including CREW related products and other counter-IED systems, of approximately $151 and Night Vision products of approximately $146. Additionally, revenue decreased on our Worldview-3 satellite imaging program by approximately $60, as this program nears completion. The decrease in revenue was partially offset by higher revenue on our Advance Integrated Defensive Electronic Warfare Suite (AIDEWS) products for international military aircraft of approximately $27.
Revenue from our Information and Technical Services segment was $2,680 in 2013, a decrease of $355 or 11.7% as compared to 2012. The decrease in revenue was primarily due to lower net activity on our Infrastructure Asset Management and Logistics and Supply Chain Management program area contracts, including Middle East and Afghanistan based contracts (primarily K-BOSSS, APS-5 Kuwait and ANSF Facilities Support programs) of approximately $156 and the remaining contracts of approximately $70, our Operations Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA) contract of approximately $91, and our Advanced Information Solutions program area contracts of approximately $41. The decrease in revenue was partially offset by higher revenue on our Automated Dependent Surveillance-Broadcast (ADS-B) contract of approximately $36.
Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Year Ended December 31,
	2013	2012	Change
Cost of product revenue	$1,517	$1,726	(12.1)%
% of product revenue	71.0%	69.4%
Cost of service revenue	$2,231	$2,633	(15.3)%
% of service revenue	83.2%	86.8%
Selling, general and administrative expenses	$455	$516	(11.8)%
% of total revenue	9.4%	9.3%
Research and development expenses	$54	$67	(19.4)%
% of total revenue	1.1%	1.2%
Restructuring and asset impairment charges	$83	$19	337%
% of total revenue	1.7%	0.3%
Cost of Product and Service Revenue
The decrease in cost of product revenue of $209 or 12.1% in 2013 as compared to 2012 was primarily due to volume declines within our C4ISR Electronics and Systems segment. The cost of product revenue as a percent of product revenue increased primarily due to a net sales mix of lower margin products.
The decrease in cost of service revenue of $402 or 15.3% in 2013 as compared to 2012 was primarily due to lower activity within our Information and Technical Services segment. The cost of service revenue as a percent of service revenue decreased primarily due to productivity improvements, that decreased the cost of service revenue, and favorable contract pricing adjustments, including improved incentive and award fees and contract modifications, that increased revenue without an increase to costs, on several contracts in our Civil and Aerospace Systems program area and our Infrastructure Asset Management (primarily Middle East and Afghanistan based contracts) program area.

Page |	37

Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percent of total revenue was 9.4% in 2013, compared to 9.3% in 2012. The increase in SG&A expenses as a percent of total revenue was due to lower revenue partially offset by lower SG&A expenses. SG&A expenses decreased primarily due to cost reductions resulting from current and prior year restructuring actions in our C4ISR Electronics and Systems segment and other cost saving initiatives, partially offset by higher net periodic benefit cost.
Research and Development (R&D) Expenses
The decrease in R&D expenses of $13 or 19.4% in 2013 as compared to 2012 was primarily due to more narrowly focusing R&D expenses in strategic growth areas.
Restructuring and Asset Impairment Charges
We recognized restructuring and asset impairment charges of $83 in 2013 as compared to $19 in 2012. The increase in restructuring and asset impairment charges was primarily due to a restructuring action started in the first quarter of 2013 to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions. Through voluntary and involuntary employee reductions, we eliminated approximately 1,168 positions. Charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities. This restructuring action was substantially completed by December 31, 2013.
Operating Income
The following table illustrates the 2013 and 2012 operating income results of our business segments, including operating margin results:

	Year Ended December 31,
	2013	2012	Change
C4ISR Electronics and Systems	$218	$350	(37.7)%
Operating margin	10.2%	14.1%
Information and Technical Services	258	211	22.3%
Operating margin	9.6%	7.0%
Total operating income	$476	$561	(15.2)%
Total operating margin	9.9%	10.2%
Operating income at our C4ISR Electronics and Systems segment decreased $132 or 37.7% in 2013 as compared to 2012 primarily due to lower product revenue and higher restructuring charges. Operating income as a percentage of revenue was 10.2% in 2013 as compared to 14.1% in 2012. The decrease in operating margin was primarily due to higher restructuring charges.
Operating income at our Information and Technical Services segment increased $47 or 22.3% in 2013 as compared to 2012 primarily due to lower cost of service revenue. Operating income as a percentage of revenue was 9.6% in 2013 as compared to 7.0% in 2012. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $107 and $65 for the years ended December 31, 2013 and 2012, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current year.

Page |	38

Impact to Operating Income from Defined Benefit Plan Expense
We recorded net periodic benefit cost of $87 in 2013 as compared to $43 in 2012. The increase in net periodic benefit cost was primarily attributable to the effect of a lower expected long-term rate of return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest cost due to a decrease in the discount rate.
During the second quarter of 2013, we amended our U.S. Salaried Retirement Plan (U.S. SRP), our largest defined benefit pension plan, and the related Excess Pension Plans to freeze all future benefit accruals effective December 31, 2016. As a result, the assets and liabilities of the U.S. SRP and related plans were re-measured as of May 31, 2013. The re-measurement reduced net periodic benefit cost by approximately $14 in 2013 primarily due to lower service costs.
In 2014, we anticipate a decrease of approximately $17 to $27 in net periodic benefit cost as compared to 2013. This anticipated decrease is primarily attributable to a full year's benefit of reduced cost resulting from the future freezing of future benefit accruals for the U.S. SRP and lower amortization of net actuarial losses, partially offset by a lower expected return of assets and higher interest costs.
Interest Expense, Net
We recorded interest expense, net, of $37 in both 2013 and 2012. Interest expense, net, was primarily related to our senior notes.
Other Expense (Income), Net
We recorded other expense, net, of $2 in 2013 as compared to $3 in 2012. The year-over-year change was not significant.
Income Tax Expense
We recorded income tax expense of $156 and $191 in 2013 and 2012, respectively, which represented effective income tax rates of 35.7% and 36.7%, respectively. The year-over-year decrease in the effective income tax rate was primarily due to an increase in the U.S. manufacturing deduction and the favorable impact of the renewal of the 2012 federal research and development tax credit.
DISCUSSION OF FINANCIAL RESULTS
YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

	Year Ended December 31,
	2012	2011	Change
Product and service revenue	$5,522	$5,839	(5.4)%
Cost of product and service revenue	4,359	4,616	(5.6)%
Operating expense	602	688	(12.5)%
Operating income	561	535	4.9%
Operating margin	10.2%	9.2%
Interest expense, net	37	10	270%
Other expense (income) , net	3	(12)	125%
Income tax expense	191	211	(9.5)%
Effective income tax rate	36.7%	39.3%
Net Income	$330	$326	1.2%
Revenue
Revenue for the year ended December 31, 2012 was $5,522, reflecting a decrease of $317 or 5.4% as compared to 2011. The decline in revenue within our C4ISR Electronics and Systems segment was slightly offset by revenue growth in our Information and Technical Services segment. The following table illustrates revenue for our segments for the years ended December 31, 2012 and 2011:

Page |	39

	Year Ended December 31,
	2012	2011	Change
C4ISR Electronics and Systems	$2,487	$2,817	(11.7)%
Information and Technical Services	3,035	3,022	0.4%
Total revenue	$5,522	$5,839	(5.4)%
Revenue from our C4ISR Electronics and Systems segment was $2,487 in 2012, a decline of $330 or 11.7% as compared to 2011. The decrease in revenue was primarily due to volume declines in surge-related products, including Night Vision products of approximately $175, SINCGARS products of approximately $173, and CREW 2.1 and special purpose jammer products of approximately $36. The decrease in revenue was partially offset by higher revenue from the sale of our Band C Upgrade kits for legacy CREW products of approximately $82 and our other counter-IED systems of approximately $24.
Revenue from our Information and Technical Services segment was $3,035 in 2012, an increase of $13 or 0.4% as compared to 2011. The increase in revenue was primarily due to efforts to support the U.S Armed Services on our Afghanistan based contracts, including the ANSF Facilities Support programs contracts and LOGCAP contract, which had had revenue increases of approximately $63 and $38, respectively, and efforts to support NASA under our SCNS contract, which had a revenue increase of approximately $47. The increase in revenue was partially offset by lower revenue on our Technology and Systems Engineering Bridge (TSE Bridge) program of approximately $65, and lower activity on our APS-5 Kuwait contract of approximately $45. The TSE Bridge program, part of our Advanced Information Solutions business, ended in late 2011.
Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Year Ended December 31,
	2012	2011	Change
Cost of product revenue	$1,726	$1,933	(10.7)%
% of product revenue	69.4%	68.6%
Cost of service revenue	$2,633	$2,683	(1.9)%
% of service revenue	86.8%	88.8%
Selling, general and administrative expenses	$516	$566	(8.8)%
% of total revenue	9.3%	9.7%
Research and development expenses	$67	$99	(32.3)%
% of total revenue	1.2%	1.7%
Restructuring and asset impairment charges	$19	$23	(17.4)%
% of total revenue	0.3%	0.4%
Cost of Product and Service Revenue
The decrease in cost of product revenue of $207 or 10.7% in 2012 as compared to 2011 was primarily due to lower sales in our C4ISR Electronics and Systems segment. The cost of product revenue as a percent of product revenue increased primarily due to a net sales mix of lower margin products.
The decrease in cost of services revenue of $50 or 1.9% in 2012 as compared to 2011 was primarily due to productivity improvements in our Information and Technical Services segment. The cost of service revenue as a percent of service revenue decreased primarily due to productivity improvements and contract pricing adjustments on several contracts in our Civil and Aerospace Systems and Infrastructure Asset Management (primarily Afghanistan based contracts) program areas.

Page |	40

Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percent of total revenue was 9.3% in 2012 as compared to 9.7% in 2011. The decrease in SG&A expenses as a percent of total revenue was due to lower SG&A expenses partially offset by lower revenue. SG&A expenses decreased primarily due to the absence of general corporate expense allocations from ITT of $102 and cost reductions partially resulting from prior year restructuring in our C4ISR Electronics and Systems segment, partially offset by higher general corporate expenses necessary to operate as a stand-alone company. The corporate expense allocations received from ITT during 2011 included allocations for defined benefit pension and other postretirement defined benefit plan costs of $79.
Research and Development (R&D) Expenses
The decrease in R&D expenses of $32 or 32.3% in 2012 as compared to 2011 primarily reflected the completion of certain R&D projects for integrated electronic warfare systems, other communication technologies and night vision technologies primarily within our C4ISR Electronics and Systems segment.
Restructuring and Asset Impairment Charges
We recognized restructuring and asset impairment charges of $19 in 2012 as compared to $23 in 2011. The decrease in restructuring and asset impairment charges primarily represented lower severance costs, partially offset by higher asset impairment charges, in our C4ISR Electronics and Systems segment. Restructuring charges in 2012 and 2011 primarily represented severance costs in our C4ISR Electronics and Systems segment to better align our headcount with reduced production volume on Night Vision, SINCGARS and CREW products.
Operating Income
The following table illustrates the 2012 and 2011 operating income results of our business segments, including operating margin results:

	Year Ended December 31,
	2012	2011	Change
C4ISR Electronics and Systems	$350	$385	(9.1)%
Operating margin	14.1%	13.7%
Information and Technical Services	211	150	40.7%
Operating margin	7.0%	5.0%
Total operating income	$561	$535	4.9%
Total operating margin	10.2%	9.2%
Operating income at our C4ISR Electronics and Systems segment decreased $35 or 9.1% in 2012 as compared to 2011. Operating income as a percentage of revenue was 14.1% in 2012 as compared to 13.7% in 2011. The increase in operating margin was primarily due to lower R&D and SG&A expenses as a percentage of product revenue, partially offset by higher cost of product revenue as a percentage of product revenue.
Operating income at our Information and Technical Services segment increased $61 or 40.7% in 2012 as compared to 2011. Operating income as a percentage of revenue was 7.0% in 2012 as compared to 5.0% in 2011. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue.
Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $65 and $143 for the years ended December 31, 2012 and 2011, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in 2012.
Impact to Operating Income from Defined Benefit Plan Expense
We recorded net periodic benefit cost of $43 in 2012 as compared to $46 in 2011. In 2011, prior to the ITT Spin-off, we also received intercompany expense allocations from ITT for the defined benefit pension plan and other postretirement defined benefit plan costs of $79.

Page |	41

Total defined benefit plan costs, including both net periodic benefit cost and the allocations from ITT, decreased $82 in 2012 as compared to 2011. This decrease was primarily attributable to a longer amortization period for the net actuarial losses, partially offset by the amortization of higher unamortized net actuarial losses and the assumption of the full costs of certain defined benefit plans received from ITT in connection with the ITT Spin-off (Transferred Plans). Beginning on January 1, 2012, we started using a new amortization period for the U.S. SRP as a result of changes to the plan from the ITT Spin-off and other plan modifications that caused almost all plan participants to stop accruing future benefits. Net actuarial losses are now amortized over the average remaining life expectancy of the plan participants instead of the average remaining service period of plan participants.
Interest Expense, Net
We recorded interest expense, net, of $37 in 2012 as compared to $10 in 2011. Interest expense, net, was primarily related to our senior notes issued in late September 2011.
Other Expense (Income), Net
We recorded other expense, net, of $3 in 2012 as compared to other income, net, of $12 in 2011. In 2011, other income, net, was primarily related to our sale of an investment in marketable securities.
Income Tax Expense
We recorded income tax expense of $191 and $211 in 2012 and 2011, respectively, which represented effective income tax rates of 36.7% and 39.3%, respectively. The year-over-year decrease in the effective income tax rate was primarily due to the absence of unfavorable impacts of the planned future repatriation of foreign earnings due to the ITT Spin-off recorded in 2011, partially offset by the expiration of the federal research and development tax credit, which expired at the end of 2011.
BACKLOG
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog represents firm orders, potential options on multi-year contracts and multi-year commercial contracts when demand is supported by customer backlog, and excludes potential orders under indefinite delivery / indefinite quantity (IDIQ) contracts. Backlog is converted into revenue as work is performed or deliveries are made. The level of order activity related to defense programs can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
Funded orders received in 2013 increased 10% or $0.5 billion to $5.3 billion as compared to 2012. The increase in funded awards was primarily driven by higher awards in our Infrastructure Asset Management and Command, Control and Communications Systems program areas, including our K-BOSSS and SLRS contracts, respectively, within our Information and Technical Services segment. Funded orders also increased within our C4ISR Electronics and Systems segment primarily due to higher international orders in our Intelligence, Surveillance and Reconnaissance Systems and Radar, Reconnaissance and Undersea Systems product lines, including our contract to provide electronic support measures to the Royal Australian Navy and our contract to provide an advanced geostationary weather imager to South Korea, respectively. Composite aerostructure products also generated higher funded orders in 2013 as compared to 2012.
At December 31, 2013, total backlog was $9.4 billion compared to $9.5 billion at the end of 2012. Total backlog decreased by $0.1 billion primarily due to the timing of the contract cycle within our Information and Technical Services segment related to our Infrastructure Asset Management and Logistics and Supply Chain Management program area contracts, partially offset by the award of a significant composite aerostructures commercial supply contract.

Page |	42

Backlog consisted of the following:

	Year Ended December 31,
(In billions)	2013	2012
Funded backlog	$3.4	$2.9
Unfunded backlog	6.0	6.6
Total backlog	$9.4	$9.5
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
A portion of our cash is held by our foreign subsidiaries. We manage our cash requirements considering available funds among our subsidiaries and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet liquidity needs in a cost-efficient manner.
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
At December 31, 2013, our defined benefit pension plans were underfunded by $1.2 billion. In 2013, we made total contributions of $186 to our qualified pension plans, including $40 of voluntary contributions. We currently anticipate making total contributions to our qualified pension plans in the range of $185 to $200 during 2014.
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
On October 9, 2013, our Board of Directors declared a cash dividend of $0.10 per share, payable on January 2, 2014 to shareholders of record on November 15, 2013. In 2013, we declared four quarterly dividends totaling $80 or $0.41 per share.

Page |	43

Sources and Uses of Liquidity
The following table provides net cash provided by or used in operating activities, investing activities and financing activities for each of the previous three years.

	Year Ended December 31,
	2013	2012	2011
Operating activities	$310	$385	$334
Investing activities	(83)	(159)	(85)
Financing activities	(51)	(57)	(147)
Foreign exchange	1	7	(4)
Net cash flow from continuing operations	$177	$176	$98
Net cash provided by operating activities decreased by $75 in 2013 as compared to 2012, primarily due to changes in other liabilities of $132 and changes in accounts payable of $75, partially offset by a decrease in defined benefit plan payments of $84 and an increase in restructuring and asset impairment changes net of payments for restructuring of $26. Net cash provided by operating activities increased by $51 in 2012 as compared to 2011, primarily due to changes in inventory of $155, changes in receivables of $147 and changes in deferred taxes of $48, partially offset by increased defined benefit plan payments of $203 and changes in accounts payable of $124.
Net cash used in investing activities decreased by $76 in 2013 as compared to 2012, primarily due to lower capital expenditures of $41 and lower net cash paid for acquisitions of $27. Net cash used in investing activities increased by $74 in 2012 as compared to 2011, primarily due to net cash paid for acquisitions of $43 and higher capital expenditures related to facilities and equipment to support new and existing products of $24.
Net cash used in financing activities decreased by $6 in 2013 as compared to 2012, primarily due to lower dividends paid to our shareholders of $19, partially offset by cash paid for common stock repurchases of $16. Dividends declared during the fourth quarter of 2013 were not yet paid as of December 31, 2013, but dividends declared during the fourth quarter of 2012 were paid prior to December 31, 2012. Net cash used in financing activities decreased $90 in 2012 as compared to 2011, primarily due to the absence of $775 of cash transfers to our former Parent net of proceeds from the issuance of debt of $649, partially offset by higher dividend payments to our shareholders of $58.
Capital Resources
At December 31, 2013, the Company held cash and cash equivalents of $469, which included $147 held by foreign subsidiaries, and the Company had a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was no commercial paper outstanding under our commercial paper program as of December 31, 2013.
Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined alternative base rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including limits on our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. As of December 31, 2013, we were in compliance with all covenants contained in the credit facility agreement.
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
We have outstanding long-term debt consisting of $250 of 4.25% senior notes due in 2016 and $400 of 5.55% senior notes due in 2021. Interest on the senior notes is payable on April 1 and October 1 of each year. The senior notes are

Page |	44

senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The senior notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions and the senior notes are subject to customary events of default. As of December 31, 2013, we were in compliance with all covenants required by the terms of our senior notes.
The credit facility, commercial paper and senior notes are discussed further in Note 12, “Debt,” in the Notes to the Consolidated and Combined Financial Statements.
Contractual Obligations
Our commitment to make future payments under long-term contractual obligations were as follows, as of December 31, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt (1)	$650	$—	$250	$—	$400
Interest payments (2)	209	33	66	44	66
Operating leases (3)	269	60	92	65	52
Capital lease obligations	26	3	5	5	13
Purchase obligations (4)	408	333	71	4	—
Other long-term obligations reflected on balance sheet (5)	40	5	10	10	15
Total contractual obligations	$1,602	$434	$494	$128	$546

(1)
See Note 12, “Debt”, in the Notes to the Consolidated and Combined Financial Statements, for a discussion of the use and availability of debt and revolving credit agreements. Amounts represent total long-term debt, excluding unamortized discounts.

(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of December 31, 2013.

(3)	Refer to Note 11, “Leases and Rentals”, in the Notes to the Consolidated and Combined Financial Statements, for further discussion of lease and rental obligations.

(4)
Represents unconditional purchase agreements that are enforceable and legally binding, and specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty are excluded.

(5)
Other long-term obligations include estimated environmental investigation and remediation payments. We estimate, based on historical experience that we will spend between $2 and $4 per year on environmental investigation and remediation. We are contractually required to spend a portion of these obligations based on existing agreements with various governmental agencies and other entities. At December 31, 2013, we estimated and accrued total environmental liabilities of $26.

The table above excludes estimated minimum funding requirements and expected voluntary contributions for defined benefit pension and other postretirement defined benefit plans. See Note 13, “Postretirement Benefit Plans,” in the Notes to the Consolidated and Combined Financial Statements for additional discussion of contributions and estimated future benefit payments.
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2013, there was an aggregate of approximately $102 in surety bonds, guarantees and stand-by letters of credit outstanding.
Off-Balance Sheet Arrangements
At December 31, 2013, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications.

Page |	45

Indemnifications
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
As part of the ITT Spin-off, Exelis provided or is provided certain indemnifications and cross-indemnifications among ITT and Xylem Inc. The indemnifications address a variety of subjects. We expect ITT and Xylem Inc. to fully perform under the terms of the agreements and therefore we have not recorded a liability for matters for which we are indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide to them.
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
Revenue Recognition
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term construction-type and production-type sales contracts and services provided to the federal government for which revenue is recognized under the percentage-of-completion method based on units of delivery, percentage of costs incurred to total costs, or the completion of scheduled performance milestones. For units of delivery, revenues and profits are recognized based upon the ratio of actual units delivered to estimated total units to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion of the contract. Revenue is recognized under the milestone method based upon accomplishing a clear deliverable output of contract performance with value to the customer. Revenues and profits on time-and-material type contracts are recognized based on billable rates times direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables, net.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses on uncompleted long-term sales contracts

Page |	46

are made in the period in which such losses are determined and are recorded as a component of costs of revenue. Contract revenue and cost estimates are reviewed and reassessed periodically. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenue, cost of revenue and profit in the period in which such changes are made, based on a contract’s percent complete. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss. For the years ended December 31, 2013, 2012 and 2011, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $107, $65 and $143, respectively.
To a lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, and for services to non-federal government customers. For such contracts, we recognize revenue at the time title and risks and rewards of ownership pass, which is generally when products are shipped or as services are performed if there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. For agreements that contain multiple deliverables, we allocate revenue across all identified units of accounting based on relative fair values and then recognize revenue when the appropriate revenue recognition criteria for the individual deliverables have been satisfied.
Postretirement Benefit Plans
Company employees participate in numerous defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”) in the United States, which are sponsored by the Company. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 13, “Postretirement Benefit Plans,” in the Notes to the Consolidated and Combined Financial Statements). Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future life or service period of the plan participants.
Significant Assumptions
Management develops assumptions using relevant Company experience, in conjunction with market-related data for each plan. Assumptions are reviewed annually with third party consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate projected benefit obligations and net periodic benefit cost as they pertain to our defined benefit pension plans, as of and for the years ended 2013 and 2012.

	Year Ended December 31,
	2013	2012
Obligation assumptions
Discount rate	4.71%	4.09%
Rate of future compensation increase	2.75%	3.25%
Cost assumptions (1)
Discount rate	4.28%	4.75%
Expected return on plan assets	8.50%	9.00%
Rate of future compensation increase	2.75%	3.75%

(1)	Cost assumptions for the current year are based on the prior year-end obligation assumptions, except for defined benefit pension plans that were remeasured at May 31, 2013.
Expected Return on Plan Assets
Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the plan’s actual historical annual return on assets over the past 15, 20 and 25 years; estimates future returns based on independent estimates of long-term asset class returns; and evaluates historical broad market

Page |	47

returns over long-term timeframes based on our strategic target asset allocation, which is detailed in Note 13, “Postretirement Benefit Plans,” in the Notes to the Consolidated and Combined Financial Statements. Based on this approach, the long-term annual rate of return on assets is estimated at 8.25% for 2014, compared to 8.50% in 2013, and 9.00% for 2012 and 2011.
The chart below shows actual returns versus the expected long-term returns for our pension plans that were utilized in the calculation of net periodic pension cost for each respective year.

	2013	2012	2011
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%
Actual rate of return on plan assets	11.14%	10.96%	(1.20)%
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
Sensitivity Analysis
Pension Expense
A 25 basis point change in the long-term expected rate of return on plan assets, discount rate, or rate of future compensation increases, would have the following effect on the U.S. SRP’s 2014 pension expense:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease
Long-term rate of return on assets used to determine net periodic benefit cost	$(10)	$10
Discount rate used to determine net periodic benefit cost	(1)	1
Rate of future compensation increases used to determine net periodic benefit cost	$0.3	$(0.3)
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate of the U.S. SRP impacts the funded status by approximately $140.

Page |	48

Fair Value of Plan Assets
The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.
A substantial portion of our defined benefit plans asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, management has estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 13, “Postretirement Benefit Plans” in the Notes to Consolidated and Combined Financial Statements for further information.
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
We have provided U.S. deferred income taxes on a portion of the excess of the financial reporting basis over the U.S. tax basis for our foreign earnings, because we do not plan to reinvest such earnings indefinitely outside the United States. The timing and amount of foreign earnings remittances are based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective income tax rate.
The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We adjust our liability for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate. If our estimate proves to be less than the ultimate assessment, an additional tax expense would result. If these amounts ultimately prove to be less than the recorded amounts, the reversal of the liabilities may result in a tax benefit in the period when the liabilities are no longer necessary.
Prior to October 31, 2011, our income taxes as presented were calculated on a separate tax return basis and may not be reflective of the results that would have occurred on a standalone basis. Our operations were included in ITT’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns prior to ITT Spin-off. Subsequent to the ITT Spin-off, we file our own consolidated income tax returns and we maintain taxes payable to and from federal and state taxing authorities.

Page |	49

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
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level. The fair values of our reporting units are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. Our 2013 annual goodwill impairment analysis indicated the estimated fair value of all of our reporting units exceeded their carrying value. All six reporting units’ fair values were substantially in excess of their carrying values. Accordingly, no reporting units failed step one of the goodwill impairment test at December 31, 2013.
In order to evaluate the sensitivity of the fair value estimates on the goodwill impairment test, we applied three sensitivity tests to each of our six reporting units; a hypothetical 100 basis point increase to the discount rates, a ten percent reduction in expected future cash flows, and a future terminal growth rate set to zero. Each of the reporting units passed each of the three sensitivity tests.
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
Our outstanding long-term debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility and commercial paper will be exposed to interest rate fluctuations. At December 31, 2013, we had no outstanding principal balance under our credit facility and no commercial paper outstanding under our commercial paper program. See Note 12, “Debt”, to the Notes to the Consolidated and Combined Financial Statements.
We may use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated and Combined Financial Statements herein.

Page |	50

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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2013. Based on such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to accomplish their objectives.
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
The Company’s management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 55 of our audited Consolidated and Combined Financial Statements.

Page |	51

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
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2014 annual meeting of shareholders to be filed within 120 days after the Company's fiscal year ended December 31, 2013 pursuant to Regulation 14A of the Exchange Act set forth under the captions “1. Election of Directors,” “Information About the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee.” The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption “Executive Officers of the Registrant.”
The Exelis Board of Directors has adopted corporate governance principles for the Board and charters for each of its standing committees. The principles and charters address director qualification standards, responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the Company’s website at http://investors.exelisinc.com/phoenix.zhtml?c=248208&p=irol-govhighlights. A copy of the corporate governance principles and charters is also available to any shareholder who requests a copy from the Company’s secretary.
We have also adopted a written code of ethics, the “Code of Conduct,” which is applicable to all Exelis officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the SEC’s rules and regulations, a copy of the code has been posted on our website and a copy of the code is also available to any shareholder who requests it. We intend to disclose any changes in or waivers from our code of ethics applicable to any Selected Officer or director via an SEC filing and by posting on our website at www.exelisinc.com.
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

Page |	52

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated and Combined Financial Statements appearing on page 54 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on page 99 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated and Combined Financial Statements filed as part of this report.

Page |	53

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EXELIS INC.

Page |	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Exelis Inc.
McLean, Virginia
We have audited the accompanying consolidated balance sheets of Exelis Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated and combined statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exelis Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Page |	55

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

/s/ Deloitte & Touche LLP
McLean, Virginia
February 28, 2014

Page |	56

EXELIS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2013	2012	2011
Product revenue	$2,136	$2,487	$2,817
Service revenue	2,680	3,035	3,022
Total revenue	4,816	5,522	5,839
Costs of product revenue	1,517	1,726	1,933
Costs of service revenue	2,231	2,633	2,683
Selling, general and administrative expenses	455	516	566
Research and development expenses	54	67	99
Restructuring and asset impairment charges	83	19	23
Operating income	476	561	535
Interest expense, net	37	37	10
Other expense (income), net	2	3	(12)
Income from continuing operations before income tax expense	437	521	537
Income tax expense	156	191	211
Net income	$281	$330	$326
Earnings Per Share
Basic
Net income	$1.49	$1.76	$1.75
Diluted
Net income	$1.46	$1.75	$1.75
Weighted average common shares outstanding – basic	188.5	187.4	186.2
Weighted average common shares outstanding – diluted	192.0	188.6	186.7
Cash dividends declared per common share	$0.41	$0.41	$0.10

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Page |	57

EXELIS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Year Ended December 31,
	2013	2012	2011
Net income	$281	$330	$326
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	1	8	1
Defined Benefit Plans
Net actuarial gain (loss) arising during the year	343	(230)	(29)
Prior service credit (cost) arising during the year	(1)	1	(1)
Amortization of net actuarial loss (gain) included in net periodic benefit cost	59	52	22
Amortization of prior service cost (credit) included in net periodic benefit cost	1	—	1
Investment securities
Unrealized holding loss arising during the year	—	—	(1)
Reclassification adjustments for gain realized in net income	—	—	(8)
Other comprehensive income (loss), net of tax	403	(169)	(15)
Total comprehensive income	$684	$161	$311

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Page |	58

EXELIS INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$469	$292
Receivables, net	939	995
Inventories, net	246	283
Deferred tax asset	16	85
Other current assets	70	58
Total current assets	1,740	1,713
Plant, property and equipment, net	498	512
Goodwill	2,184	2,180
Other intangible assets, net	167	184
Deferred tax asset	216	556
Other non-current assets	79	67
Total non-current assets	3,144	3,499
Total assets	$4,884	$5,212
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$367	$444
Advance payments and billings in excess of costs	301	322
Compensation and other employee benefits	216	246
Other accrued liabilities	160	203
Total current liabilities	1,044	1,215
Defined benefit plans	1,407	2,203
Long-term debt	649	649
Deferred tax liability	2	1
Other non-current liabilities	130	128
Total non-current liabilities	2,188	2,981
Total liabilities	3,232	4,196
Commitments and contingencies (Note 18)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,623	2,575
Treasury stock	(16)	—
Retained earnings	475	274
Accumulated other comprehensive loss	(1,432)	(1,835)
Total shareholders’ equity	1,652	1,016
Total liabilities and shareholders’ equity	$4,884	$5,212

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Page |	59

EXELIS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$281	$330	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	130	133
Stock-based compensation	32	24	18
Restructuring and asset impairment charges	83	19	23
Payments for restructuring	(58)	(20)	(19)
Defined benefit plans expense	87	43	46
Defined benefit plans payments	(206)	(290)	(87)
Change in assets and liabilities
Change in receivables	52	41	(106)
Change in inventories	39	56	(99)
Change in other assets	(20)	(11)	(27)
Change in accounts payable	(77)	(2)	122
Change in advance payments and billings in excess of costs	(21)	(58)	(49)
Change in deferred taxes	130	112	64
Change in other liabilities	(123)	9	(13)
Other, net	1	2	2
Net cash provided by operating activities	310	385	334
Investing activities
Capital expenditures	(78)	(119)	(95)
Proceeds from the sale of assets	9	2	14
Acquisitions, net of cash acquired	(16)	(43)	—
Other, net	2	1	(4)
Net cash used in investing activities	(83)	(159)	(85)
Financing activities
Short-term borrowing under credit facility	—	—	240
Repayments under credit facility	—	—	(240)
Proceeds from the issuance of debt, net	—	—	649
Payment of debt issuance costs	—	—	(6)
Dividends paid	(58)	(77)	(19)
Common stock repurchased	(16)	—	—
Proceeds from the exercise of stock options	23	19	—
Transfers to parent, net	—	—	(775)
Other, net	—	1	4
Net cash used in financing activities	(51)	(57)	(147)
Exchange rate effects on cash and cash equivalents	1	7	(4)
Net change in cash and cash equivalents	177	176	98
Cash and cash equivalents – beginning of year	292	116	18
Cash and cash equivalents – end of year	$469	$292	$116
Supplemental disclosures of cash flow information
Cash paid during the year for
Income taxes (net of refunds received)	$97	$28	$86
Interest	$34	$37	$—

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Page |	60

EXELIS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN MILLIONS)

	December 31,
	SHARES OUTSTANDING			DOLLARS
	2013	2012	2011	2013	2012	2011
Common stock
Common stock, beginning balance	187.6	184.7	—	$2	$2	$—
Issuance of common stock for the ITT Spin-off	—	—	184.6	—	—	2
Employee stock awards and stock options	2.8	2.9	0.1	—	—	—
Common stock repurchased	(1.0)	—	—	—	—	—
Common stock, ending balance	189.4	187.6	184.7	$2	$2	$2
Additional paid-in capital
Additional paid-in capital, beginning balance				$2,575	$2,523	$—
Conversion of parent company investment to additional paid-in capital				—	—	2,519
Issuance of common stock in connection with the ITT Spin-off				—	—	(2)
Tax adjustments attributable to the ITT Spin-off, net				—	3	—
Defined benefit plans tax reclassification attributable to the ITT Spin-off				—	11	—
Employee stock awards and stock options				22	16	—
Stock-based compensation				26	22	6
Additional paid-in capital, ending balance				$2,623	$2,575	$2,523
Treasury stock
Treasury stock, beginning balance				$—	$—	$—
Common Stock repurchased				(16)	—	—
Treasury stock, ending balance				$(16)	$—	$—
Retained earnings
Retained earnings, beginning balance				$274	$23	$—
Net income from October 31, 2011 to December 31, 2011				—	—	42
Net income				281	330	—
Cash dividends declared on common stock				(80)	(79)	(19)
Retained earnings, ending balance				$475	$274	$23
Parent company investment
Parent company investment, beginning balance				$—	$—	$2,678
Net income from January 1, 2011 to October 30, 2011				—	—	284
Net transfer to parent				—	—	(428)
Conversion of parent company equity to cumulative translation adjustment				—	—	(15)
Conversion of parent investment to additional paid-in capital				—	—	(2,519)
Parent company investment, ending balance				$—	$—	$—
Accumulated other comprehensive Loss
Accumulated other comprehensive loss, beginning balance				$(1,835)	$(1,655)	$(68)
Other comprehensive income (loss), net of tax				403	(169)	(15)
Transfer of defined benefit plans from ITT in connection with the ITT Spin-off				—	—	(1,587)
Conversion of parent company equity to cumulative translation adjustment				—	—	15
Defined benefit plans tax reclassification attributable to the ITT Spin-off				—	(11)	—
Accumulated other comprehensive loss, ending balance				$(1,432)	$(1,835)	$(1,655)
Total equity
Total equity, beginning balance				$1,016	$893	$2,610
Net change in common stock				—	—	2
Net change in additional paid-in capital				48	52	2,523
Net change in treasury stock				(16)	—	—
Net change in retained earnings				201	251	23
Net change in parent company investment				—	—	(2,678)
Net change in accumulated other comprehensive loss				403	(180)	(1,587)
Total shareholders’ equity, ending balance				$1,652	$1,016	$893

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Page |	61

EXELIS INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our business
Exelis Inc. (“Exelis” or the “Company”) is a diversified aerospace, defense, information and services company that leverages a 50-year legacy of deep customer knowledge and technical expertise to deliver affordable mission-critical solutions in the areas of imaging and analysis, electronic warfare, air traffic solutions, positioning and navigation, communications and information systems, logistics, and technical services to military, government and commercial customers in the United States and globally. We are focused on strategic growth in the areas of: critical networks; intelligence, surveillance, reconnaissance (ISR) and analytics; electronic warfare; and composite aerostructures. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and civil government programs in the United States and internationally. Exelis conducts most of its business with the U.S. Government, principally the DoD. Exelis Inc. was incorporated in Indiana on May 4, 2011.
References in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. and its subsidiaries, unless the context otherwise requires.
We operate in two segments: Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Electronics and Systems, and Information and Technical Services. Our C4ISR Electronics and Systems segment provides engineered systems and solutions, including: ISR systems; integrated electronic warfare systems; radar and sonar systems; electronic attack and release systems; communications solutions; space systems; and composite aerostructures, for government and commercial customers around the world. Our Information and Technical Services segment provides a broad range of service solutions, including: systems integration; network design and development; air traffic management; cyber; intelligence; operations; sustainment; advanced engineering; logistics; and space launch and range-support, for a wide variety of U.S. military and U.S. Government customers.
Separation from ITT Corporation
Exelis, formerly ITT Corporation's ("ITT") Defense & Information Solutions segment, became an independent, publicly traded company on October 31, 2011, when ITT completed the spin-off (the “ITT Spin-off”) of Exelis. The ITT Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis and Xylem Inc. On October 31, 2011, ITT also completed its spin-off of Xylem Inc., which includes ITT’s water-related businesses.
Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (SEC) on October 6, 2011. On October 31, 2011 (the “Distribution Date”), the common stock of Exelis was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”), and each of the shareholders of ITT received one share of Exelis common stock for every one share of common stock of ITT held on the Record Date, resulting in the distribution of 184.6 shares of our common stock to ITT shareholders. After the Distribution Date, ITT did not beneficially own any shares of Exelis common stock. Our common stock began trading “regular-way” under the symbol “XLS” on the New York Stock Exchange on November 1, 2011.
References in these notes to “ITT” or “parent” refers to ITT Corporation and its consolidated subsidiaries (other than Exelis), unless the context otherwise requires.

Page |	62

Basis of Presentation and principles of consolidation and combination
The Consolidated and Combined Financial Statements reflect the consolidated operations of Exelis as a separate stand-alone entity beginning on October 31, 2011. Periods presented prior to the ITT Spin-off have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of ITT. The Consolidated and Combined Financial Statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States of America (GAAP).
All significant intercompany transactions between our businesses have been eliminated. Prior to October 31, 2011, all significant intercompany transactions between us and ITT have been included in these financial statements and were considered to be effectively settled for cash in these financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as "Transfers to parent, net", a financing activity, and in the Consolidated and Combined Statements of Shareholders’ Equity as “Parent company investment.”
Prior to October 31, 2011, our Consolidated and Combined Financial Statements include expenses of ITT allocated to us for certain functions provided by ITT, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods allocated. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our separation from ITT, we have performed these functions using our own resources, purchased services or services provided by ITT under temporary transition services agreements or other commercial agreements. ITT interest expense was not allocated to us prior to the ITT Spin-off as we were not the legal obligor of the debt and the ITT borrowings were not directly attributable to our business.
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
Parent Company Investment
Parent company investment in the Consolidated and Combined Statements of Shareholders’ Equity represents ITT’s historical investment in us in excess of our accumulated net income after taxes and the net effect of the transactions with and allocations from ITT.

Page |	63

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
Business Combinations
Exelis allocates the purchase price of its acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests acquired based on their estimated fair value at the acquisition date. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date fair values prior to the expiration of the measurement period, a period generally not to exceed 12 months from date of acquisition, are recorded as an adjustment to the acquired assets, including goodwill. Changes to the acquisition date fair values after expiration of the measurement period are recorded in income. Acquisition-related expenses and restructuring charges are recognized separately from the business combination and are expensed as incurred.
Revenue Recognition
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term construction-type and production-type sales contracts and services provided to the federal government for which revenue is recognized under the percentage-of-completion method based on units of delivery, percentage of costs incurred to total costs, or the completion of scheduled performance milestones. For units of delivery, revenues and profits are recognized based upon the ratio of actual units delivered to estimated total units to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion of the contract. Revenue is recognized under the milestone method based upon accomplishing a clear deliverable output of contract performance with value to the customer. Revenues and profits on time-and-material type contracts are recognized based on billable rates times direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables, net.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses on uncompleted long-term sales contracts are made in the period in which such losses are determined and are recorded as a component of costs of revenue. Contract revenue and cost estimates are reviewed and reassessed periodically. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenue, cost of revenue and profit in the period in which such changes are made, based on a contract’s percent complete. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss. For the years ended December 31, 2013, 2012 and 2011, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $107, $65 and $143, respectively, and diluted earnings per share by approximately $0.36, $0.22 and $0.46, respectively.

Page |	64

To a lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, and for services to non-federal government customers. For such contracts, we recognize revenue at the time title and risks and rewards of ownership pass, which is generally when products are shipped or as services are performed if there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. For agreements that contain multiple deliverables, we allocate revenue across all identified units of accounting based on relative fair values and then recognize revenue when the appropriate revenue recognition criteria for the individual deliverables have been satisfied.
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
Income Taxes
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.
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
Prior to October 31, 2011, our income taxes as presented were calculated on a separate tax return basis and may not be reflective of the results that would have occurred on a standalone basis. Our operations were included in ITT’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns prior to the ITT Spin-off. Subsequent to the ITT Spin-off, we file our own consolidated income tax returns and we maintain taxes payable to and from federal and state taxing authorities.

Page |	65

Foreign Currency Translation
The financial statements of consolidated and combined international businesses, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in accumulated other comprehensive loss. Net gains or losses from foreign currency transactions are reported in Selling, General and Administrative (“SG&A”) expenses and have historically been immaterial.
Cash and Cash Equivalents
Exelis considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable include amounts billed and currently due from customers, unbilled costs and accrued profits primarily related to revenue on long-term sales contracts that have been recognized for accounting purposes but not yet billed to customers, certain estimated contract change amounts, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience and the age of outstanding receivables.
Inventories
Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A write down for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.
Inventoried costs related to long-term sales contracts are stated at the actual production cost, including overhead and other related non-recurring costs incurred to date reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventoried costs relating to long-term sales contracts and programs are reduced by charging any amounts in excess of estimated realizable value to costs of revenue.
Plant, Property and Equipment
Plant, property and equipment, net, are stated at cost less accumulated depreciation. Major improvements are capitalized at cost while expenditures for maintenance, repairs and minor improvements are expensed. For asset sales or retirements, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.
Depreciation is generally computed using either an accelerated or straight-line method and is based on estimated useful lives as follows:

	Years
Buildings and improvements	5	-	40
Machinery and equipment	2	-	15
Furniture, fixtures and office equipment	3	-	7

Page |	66

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
Capitalized Internal Use Software
Exelis capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. Exelis amortizes capitalized internal use software costs using the straight-line method over the estimated useful life of the software, generally from 3 to 7 years.
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
Goodwill and Other Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Other intangible assets include customer and distributor relationships, proprietary technology, trademarks and patents. Our other intangible assets have a finite life and are generally amortized on a straight-line basis, unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset, over their estimated economic useful life, which generally range from 10-25 years. Other intangible assets are tested for impairment if indicators of impairment are identified.
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
Postretirement Benefit Plans
Plans that are sponsored by the Company and plans received on October 31, 2011 in connection with the ITT Spin-off are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded on our Consolidated Balance Sheets. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in accumulated other comprehensive loss within equity, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and

Page |	67

the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary. For the recognition of net periodic benefit cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized over the estimated future life or service period of the participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date.
Prior to October 31, 2011, certain of our U.S. and U.K. salaried employees participated in defined benefit pension and other postretirement defined benefit plans (the “Shared Plans”) sponsored by ITT which included participants of other ITT subsidiaries. We accounted for such Shared Plans under a multiemployer benefit approach. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. We recognized a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension and other postretirement expenses were allocated to us based primarily on pensionable compensation of active participants and are reported in SG&A expenses.
Stock-Based Compensation
We recognize stock-based compensation expense primarily within SG&A expenses based on the grant date fair values, net of estimated forfeitures, for all share-based awards granted over the requisite service periods of the awards, which is generally equivalent to the vesting term.
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
Commitments and Contingencies
We record accruals for commitments and loss contingencies when they are probable of occurrence and the amounts can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information.

Page |	68

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
Concentrations of Credit Risk
The U.S. Government accounted for 83% and 85% of receivables, net at December 31, 2013 and 2012, respectively.
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
Pronouncements Not Yet Adopted
New pronouncements issued but not effective until after December 31, 2013 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
ACQUISITIONS
During 2013, the Company acquired C4i Pty. Ltd. for an aggregate purchase price of approximately $16, net of cash acquired. The operating results of this business are reported in the Information and Technical Services segment from the date of acquisition. The assets, liabilities and results of operations for the acquired business were not material to the Company.

Page |	69

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
NOTE 4
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
We have initiated various restructuring activities throughout the business during the past three years. The restructuring activities focus on various aspects of operations, including closing and consolidating certain facilities and manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.
During the first quarter of 2013, we initiated an action to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions. Through voluntary and involuntary employee reductions, we eliminated approximately 1,168 positions related to this action, which included factory workers, administrative personnel and management employees. The charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities. This action was substantially completed by December 31, 2013, and we do not expect to incur significant additional charges related to this action in future periods. We did not have any individually significant restructuring activities in 2012 or 2011.
The components of restructuring and asset impairment charges are summarized in the table below.

	Year Ended December 31,
	2013	2012	2011
By components
Severance charges	$61	$9	$18
Other restructuring charges	20	5	7
Reversal of restructuring accruals	(2)	(2)	(2)
Total restructuring charges	79	12	23
Asset impairment charges	4	7	—
Restructuring and asset impairment charges	$83	$19	$23
By segment
C4ISR Electronics and Systems	$68	$17	$23
Information and Technical Services	15	2	—
Restructuring and asset impairment charges	$83	$19	$23
The following table displays a roll-forward and the details, by type and segment, of the restructuring accruals balance, presented on our Consolidated Balance Sheets within other accrued liabilities.

	Year Ended December 31,
	2013	2012
Balance at January 1,	$9	$17
Charges for plans initiated during the year	79	10
Charges for plans initiated in prior years	2	4
Cash payments	(58)	(20)
Reversal of accruals and other	(6)	(2)
Balance at December 31,	$26	$9
By accrual type
Severance accrual	$12	$5
Facility carrying and other cost accruals	14	4
By segment
C4ISR Electronics and Systems	$20	$6
Information and Technical Services	6	3

Page |	70

The following table displays a roll-forward of the number of employee reductions associated with all restructuring activities:

	Year Ended December 31,
	2013	2012
Planned reductions at January 1,	46	722
Additional planned reductions	1,168	344
Actual reductions	(1,212)	(1,020)
Planned reductions at December 31,	2	46
NOTE 5
INCOME TAXES
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
	2013	2012	2011
Income components
United States	$431	$495	$515
Foreign	6	26	22
Total pre-tax income from continuing operations	$437	$521	$537
Income tax expense components
Current income tax provision
United States – federal	$73	$13	$73
United States – state and local	6	4	10
Foreign	2	5	7
Total current income tax provision	81	22	90
Deferred income tax provision
United States – federal	47	146	115
United States – state and local	29	23	5
Foreign	(1)	—	1
Total deferred income tax provision	75	169	121
Total income tax expense	$156	$191	$211
Effective income tax rate	35.7%	36.7%	39.3%
A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(0.2)	(0.1)	0.1
Foreign earnings not permanently reinvested, net of U.S. tax credit	0.2	0.4	3.0
State and local income tax, net of federal benefit	5.0	3.2	2.9
Research credit	(1.4)	—	(1.0)
Domestic manufacturing deduction	(1.8)	(1.1)	(1.2)
Other	(1.1)	(0.7)	0.5
Effective income tax rate	35.7%	36.7%	39.3%

Page |	71

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

	December 31,
	2013	2012
Deferred Tax Assets
Employee benefits	$569	$902
Accrued expenses	37	111
Loss carryforwards	3	5
Inventory	55	27
Advance payments	14	20
Credit carryforwards	5	6
Other	6	5
Subtotal	689	1,076
Valuation allowance	(3)	(2)
Total deferred tax assets	$686	$1,074
Deferred Tax Liabilities
Goodwill and other intangible assets	$278	$259
Plant, property and equipment	77	68
Unbilled receivables	83	89
Foreign subsidiaries	18	16
Other	—	2
Total deferred tax liabilities	$456	$434
Deferred taxes in the Consolidated Balance Sheets consist of the following:

	December 31,
	2013	2012
Current assets	$16	$85
Non-current assets	216	556
Non-current liabilities	(2)	(1)
Net deferred tax assets	$230	$640
Our tax attributes available to reduce future taxable income begin to expire as follows:

Attribute	Amount	First Year of Expiration
State net operating losses	$3	December 31, 2016
State tax credits	5	December 31, 2019
As of December 31, 2013, the tax exposure on foreign earnings that we plan to indefinitely reinvest overseas is not significant, because we do not plan to reinvest most of our foreign earnings indefinitely outside the United States. For the year ended December 31, 2011 and in connection with the Spin-off, we recorded $16 of income tax expense and $13 of deferred tax liability for the excess of the financial reporting basis over the tax basis for our foreign earnings when we initially determined that we did not plan to reinvest such earnings indefinitely outside the United States.
As of December 31, 2013 and 2012, there were valuation allowances of $3 and $2, respectively, to reduce deferred tax assets related to certain foreign net operating losses as these losses are not expected to be utilized in the future.
Shareholders’ equity at December 31, 2013 and 2012 reflects excess tax benefits related to stock-based compensation of approximately $3 and $2, respectively.

Page |	72

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits at January 1,	$56	$—	$38
Additions for
Current year tax positions	—	—	2
Prior year tax positions	—	56	—
Reductions for
Indemnification	—	—	(21)
Prior year tax positions	(56)	—	(19)
Statute of limitations	—	—	—
Unrecognized tax benefits at December 31,	$—	$56	$—
As of December 31, 2013, 2012 and 2011, there were no unrecognized tax benefits that, if recognized, would affect the effective income tax rate.
Unrecognized tax benefits as of 2012 were primarily related to the timing of certain income and deductions. The unrecognized tax benefits reversed in 2013 due to the acceptance of previously filed accounting method changes, which did not impact income tax expense.
The following table summarizes the Company's earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
United States	2009
United Kingdom	2010
Under the Tax Matters Agreement entered into between Exelis and ITT due to the ITT Spin-off, ITT agreed to assume liability up to a certain amount for U.S. federal, state or local income taxes that are determined on a consolidated, combined, unitary or similar basis for each taxable period in which Exelis was included in such tax returns and Exelis remains responsible for other foreign and state income taxes. As a result of the indemnification, at Spin-off, Exelis reversed the recorded liability (including accrued interest) to ITT related to these tax positions in the amount of $21, with an offsetting adjustment to parent company equity. With respect to future federal, state, and foreign income tax audits of pre ITT Spin-off tax returns (other than separate returns of Exelis or Xylem Inc.), Exelis, ITT, and Xylem Inc. have generally agreed to share in any unfavorable federal tax audit liabilities over a specified threshold of $27. ITT is responsible for liabilities below the threshold and has paid $12 against the threshold through December 31, 2013. ITT's earliest open tax years that remain subject to examination for the major jurisdictions of the United States and United Kingdom are 2009 and 2010, respectively.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated and Combined Statements of Operations. During 2013, 2012, and 2011, we recognized no interest expense related to tax matters, and (tax penalties reversals) / tax penalties of $(9), $9, and $0, respectively. As of December 31, 2013 and 2012, we had $0 and $9, respectively, accrued for tax penalties.

Page |	73

NOTE 6
EARNINGS PER SHARE
The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding	188.4	186.5	184.6
Add: Weighted average restricted stock awards outstanding (a)	0.1	0.9	1.6
Basic weighted average common shares outstanding	188.5	187.4	186.2
Add: Dilutive impact of stock options	1.6	0.5	0.4
Add: Dilutive impact of restricted stock units	1.9	0.7	0.1
Diluted weighted average common shares outstanding	192.0	188.6	186.7

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

	Year Ended December 31,
	2013	2012	2011
Anti-dilutive stock options	0.1	9.5	7.8
Anti-dilutive restricted stock units	—	—	0.9
NOTE 7
RECEIVABLES, NET
Receivables, net were comprised of the following:

	December 31,
	2013	2012
Billed receivables	$395	$429
Unbilled contract receivables	537	562
Other	11	7
Receivables, gross	943	998
Allowance for doubtful accounts	(4)	(3)
Receivables, net	$939	$995
Total billed receivables due from the U.S. Government, either directly or as subcontractor with the U.S. Government, were $314 and $340 at December 31, 2013 and 2012, respectively. Because the Company’s billed receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term sales contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the December 31, 2013 unbilled contract receivables during the next twelve months as scheduled billing milestones are completed or units are delivered.

Page |	74

NOTE 8
INVENTORIES, NET
Inventories, net were comprised of the following:

	December 31,
	2013	2012
Production costs of contracts in process	$217	$253
Less progress payments	(27)	(22)
Production costs of contracts in process, net	190	231
Product inventory	56	52
Inventories, net	$246	$283
NOTE 9
PLANT, PROPERTY AND EQUIPMENT, NET
Plant, property and equipment, net consisted of the following:

	December 31,
	2013	2012
Land and improvements	$22	$22
Buildings and improvements	376	377
Machinery and equipment	673	627
Furniture, fixtures and office equipment	86	91
Construction in progress	59	76
Plant, property and equipment, gross	1,216	1,193
Less accumulated depreciation	(718)	(681)
Plant, property and equipment, net	$498	$512
Capitalized software, net, which is included in other non-current assets, was $28 and $25 at December 31, 2013 and 2012, respectively. Depreciation and amortization expense of plant, property and equipment and capitalized software was $83, $91 and $84 in 2013, 2012 and 2011, respectively.
NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill by business segment were as follows:

	C4ISR Electronics and Systems	Information and Technical Services	Total
Balance at January 1, 2012	$1,777	$377	$2,154
Acquisitions	26	—	26
Balance at December 31, 2012	$1,803	$377	$2,180
Acquisitions	2	7	9
Sales	(5)	—	(5)
Balance at December 31, 2013	$1,800	$384	$2,184
During 2013, the Company completed one acquisition, resulting in an increase to goodwill of $7 and other intangible assets of $7. During 2012, the Company completed two acquisitions, resulting in an increase to goodwill of $26 and other intangible assets of $13, and an increase to goodwill of $2 for purchase price adjustments in 2013.

Page |	75

Based on the results of our annual impairment tests, we determined that no impairment of goodwill existed as of the measurement date in 2013 or 2012. However, future goodwill impairment tests could result in a charge to income.
Other Intangible Assets, Net
Information regarding our other intangible assets was as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$525	$(371)	$154	$524	$(348)	$176
Proprietary technology	30	(22)	8	25	(18)	7
Trademarks, patents and other	9	(4)	5	5	(4)	1
Total other intangible assets	$564	$(397)	$167	$554	$(370)	$184
Customer and distributor relationships, proprietary technology, and trademarks, patents and other are amortized over weighted average lives of approximately 14 years, 8 years and 11 years, respectively. Amortization expense related to other intangible assets for 2013, 2012 and 2011 was $27, $39 and $49, respectively.
Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2014	$24
2015	21
2016	19
2017	17
2018	14
2019 and thereafter	72
Total	$167
NOTE 11
LEASES AND RENTALS
Exelis leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment primarily under operating leases. Our operating leases expire at various dates through 2023 and may include renewal and payment escalation clauses. Exelis often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under our operating leases were $77, $80 and $76 for 2013, 2012 and 2011, respectively, net of immaterial amounts of sublease rental income. The following is a schedule, by years, of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2013.

Operating leases
2014	$60
2015	50
2016	42
2017	35
2018	30
2019 and thereafter	52
Total future minimum lease payments	$269

Page |	76

NOTE 12
DEBT
Debt consisted of the following:

	December 31,
	2013	2012
Long-term debt	$650	$650
Unamortized debt discounts	(1)	(1)
Total long-term debt	$649	$649
The following table provides a summary of interest rates, carrying values and estimated fair values of outstanding long-term debt:

		December 31, 2013		December 31, 2012
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes due 2016	4.25%	$250	$263	$250	$262
Senior notes due 2021	5.55%	400	404	400	437
Total		$650	$667	$650	$699
The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources.
Commercial Paper
The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of December 31, 2013 and 2012, there was no commercial paper outstanding under our commercial paper program.
Credit Facility
The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring on October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of revolving loans, competitive advances and letters of credit with a face amount up to $100. Borrowings under the Credit Facility bear interest at rates based, at our option, on a Eurodollar rate or an alternate base rate, as defined in the Credit Facility. We are permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $800. We pay certain customary and recurring fees with respect to the Credit Facility, including fees on the commitments of the lenders. As of December 31, 2013 and 2012, there were no borrowings or letters of credit outstanding under the Credit Facility.
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

Page |	77

Senior Notes
The Company has outstanding long-term debt consisting of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”). The Notes are subject to the terms of an indenture with Union Bank, N.A., as trustee (the “Indenture”). The associated debt issuance costs of $6 and debt discount of $1 are amortized over the life of the Notes. Accrued interest payable on the Notes, included in other accrued liabilities, was $8 and $8 at December 31, 2013 and 2012, respectively, and is payable on April 1 and October 1 of each year.
The Notes were issued in a private placement arrangement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended, on September 20, 2011 in connection with the ITT Spin-off. In 2012, the Notes were registered with the SEC and exchanged for new registered Notes as required under the terms of the registration rights agreement.
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
In connection with the ITT Spin-off, the Company used the net proceeds for the issuance of the Notes and borrowings under the Credit Facility to fund an $884 dividend to ITT (“ITT Dividend”). Under the Credit Facility, we borrowed $240 on October 28, 2011, which was repaid prior to December 31, 2011, to fund the remaining ITT Dividend not covered by the net proceeds from the Notes. The ITT Dividend payment is included in transfers to parent, net, for the year ended December 31, 2011 in our Consolidated and Combined Statements of Cash Flows.
NOTE 13
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
The Company sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits and make base contributions, generally totaling between 2.0% to 7.5% of employee eligible pay. Matching contributions and base contributions charged to expense were $39, $42 and $35 for 2013, 2012 and 2011, respectively.
The Exelis Stock Fund investment option in our Salaried Investment and Savings Plan is considered an Employee Stock Ownership Plan (ESOP). On December 31, 2013, approximately 6.1 shares of Exelis common stock were held in the Exelis Stock Fund. Participants in the Exelis Stock Fund may receive dividends in cash or may reinvest such dividends into the Exelis Stock Fund.
The sponsorship of the Salaried Investment and Savings Plan, our largest defined contribution plan, was transferred from ITT to Exelis at the ITT Spin-off and Exelis became the new sponsor of the plan. All assets related to ITT and Xylem Inc. active employees in the Salaried Investment and Savings Plan were transferred to the ITT and Xylem Inc. plans as of December 14, 2011.

Page |	78

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
The U.S. Salaried Retirement Plan (U.S. SRP) is our largest defined benefit plan with assets valued at $3,930 and a projected benefit obligation of $4,923 as of December 31, 2013. Employees hired after September 30, 2011 were not eligible to accrue benefits in the U.S. SRP after December 31, 2011. In 2011 eligible employees were given a choice, effective January 1, 2012, to continue to accrue future benefits under the U.S. SRP or become eligible to receive enhanced employer contributions under the defined contribution plan, the Salaried Investment and Savings Plan ("Retirement Choice"). The U.S. SRP benefit obligations reported as of the December 31, 2011 measurement date, and subsequently, reflect the Retirement Choice made by the plan’s eligible population. Effective January 1, 2012, the Company changed its policy for the U.S. SRP from amortizing the net actuarial losses over the average remaining service period of plan participants to amortizing the net actuarial losses over the average expected remaining life of plan participants, since it was determined that as a result of changes from Retirement Choice and the ITT Spin-off almost all of the plan participants in the U.S. SRP now have frozen benefits. Effective December 31, 2016, all future benefit accruals under the U.S. SRP will be frozen and all eligible employees who elected to continue to accrue future benefits in the U.S. SRP with their Retirement Choice and are still accruing future benefits at that date will be eligible to participate in the Salaried Investment and Savings Plan starting January 1, 2017. The U.S. SRP benefit obligation was remeasured as of May 31, 2013 to reflect the May 2013 plan amendment that froze all future benefit accruals.
In connection with the ITT Spin-off, on October 31, 2011, ITT transferred to the Company certain defined benefit pension and other postretirement defined benefit plans (“Transferred Plans”), most significantly the ITT Salaried Retirement Plan (now referred to as the U.S. SRP). As a result of this action, we assumed all liabilities and assets associated with the Transferred Plans and became the plans’ sponsor. The benefits for all current and former ITT and Xylem Inc. employees participating in the U.S. SRP were frozen at ITT Spin-off.
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

	December 31,
	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$4,288	$281	$4,569	$4,109	$270	$4,379
Projected benefit obligation	(5,522)	(480)	(6,002)	(6,086)	(525)	(6,611)
Funded status	$(1,234)	$(199)	$(1,433)	$(1,977)	$(255)	$(2,232)
Amounts reported within
Other non-current assets	$6	$—	$6	$1	$—	$1
Accrued liabilities	(14)	(18)	(32)	(13)	(17)	(30)
Non-current liabilities	$(1,226)	$(181)	$(1,407)	$(1,965)	$(238)	$(2,203)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic benefit cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss.

Page |	79

	December 31,
	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$2,304	$69	$2,373	$2,924	$128	$3,052
Prior service cost (credit)	10	(1)	9	10	(1)	9
Total	$2,314	$68	$2,382	$2,934	$127	$3,061
The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	Year Ended December 31,
	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation at January 1,	$6,086	$525	$6,611	$5,705	$526	$6,231
Service cost	70	2	72	75	2	77
Interest cost	241	19	260	265	22	287
Actuarial loss (gain)	(414)	(43)	(457)	430	1	431
Benefits paid	(445)	(23)	(468)	(372)	(26)	(398)
Expenses paid	(17)	—	(17)	(17)	—	(17)
Other	1	—	1	—	—	—
Benefit obligation at December 31,	$5,522	$480	$6,002	$6,086	$525	$6,611
The following table provides a roll-forward of the plans assets and the ending funded status for our defined benefit plans:

	Year Ended December 31,
	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Change in plan assets
Plan assets at January 1,	$4,109	$270	$4,379	$3,780	$259	$4,039
Actual return on plan assets	442	33	475	438	31	469
Employer contributions	186	—	186	266	—	266
Benefits paid	(432)	(22)	(454)	(359)	(20)	(379)
Expenses paid	(17)	—	(17)	(16)	—	(16)
Plan assets at December 31,	$4,288	$281	$4,569	$4,109	$270	$4,379
Funded status at end of year	$(1,234)	$(199)	$(1,433)	$(1,977)	$(255)	$(2,232)
The accumulated benefit obligation for all defined benefit pension plans was $5,485 and $5,925 at December 31, 2013 and 2012, respectively. The following table provides information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets.

	2013	2012
Projected benefit obligation	$5,482	$6,043
Accumulated benefit obligation	5,445	5,882
Fair value of plan assets	4,242	4,065

Page |	80

Income Statement Information
The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for 2013, 2012 and 2011, as they pertain to our defined benefit plans. Net periodic benefit cost includes the costs for the Transferred Plans beginning on October 31, 2011.

	Year Ended December 31,
	2013			2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$70	$2	$72	$75	$2	$77	$22	$1	$23
Interest cost	241	19	260	265	22	287	63	8	71
Expected return on plan assets	(341)	(21)	(362)	(386)	(22)	(408)	(85)	(4)	(89)
Amortization of net actuarial loss	106	10	116	76	10	86	34	2	36
Amortization of prior service cost (credit)	1	—	1	2	(2)	—	2	(1)	1
Net periodic benefit cost	77	10	87	32	10	42	36	6	42
Effect of curtailments (1)	—	—	—	1	—	1	4	—	4
Total net periodic benefit cost (2)	$77	$10	$87	$33	$10	$43	$40	$6	$46
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$(514)	$(49)	$(563)	$379	$(9)	$370	$57	$(10)	$47
Prior service cost (credit)	1	—	1	(1)	—	(1)	—	2	2
Amortization of net actuarial loss	(106)	(10)	(116)	(76)	(10)	(86)	(34)	(2)	(36)
Amortization of prior service (cost) credit	(1)	—	(1)	(2)	2	—	(2)	1	(1)
Total change recognized in other comprehensive income	(620)	(59)	(679)	300	(17)	283	21	(9)	12
Total impact from net periodic benefit cost and changes in other comprehensive income	$(543)	$(49)	$(592)	$333	$(7)	$326	$61	$(3)	$58

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
The following table provides the estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014.

	Pension	Other Benefits	Total
Net actuarial loss	$86	$4	$90
Prior service cost	2	—	2
Total	$88	$4	$92
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

Page |	81

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans.

	Year Ended December 31,
	2013	2012
Obligation assumptions
Discount rate	4.71%	4.09%
Rate of future compensation increase	2.75%	3.25%
Cost assumptions (1)
Discount rate	4.28%	4.75%
Expected return on plan assets	8.50%	9.00%
Rate of future compensation increase	2.75%	3.75%

(1)	Cost assumptions for the current year are based on the prior year-end obligation assumptions, except for defined benefit pension plans remeasured as of May 31, 2013.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to other postretirement benefit plans.

	Year Ended December 31,
	2013	2012
Obligation assumptions
Discount rate	4.45%	3.76%
Rate of future compensation increase	2.75%	3.25%
Cost assumptions (1)
Discount rate	3.76%	4.50%
Rate of future compensation increase	3.25%	3.75%

(1)	Cost assumptions for the current year are based on the prior year-end obligation assumptions.
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invests, the weight of each asset class in the target mix, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets, net of fees, over the past 15, 20 and 25 year time periods, (2) independent estimates of future long-term asset class returns, weighted by the plan’s strategic target asset allocation and (3) historical broad market returns over long-term timeframes weighted by the plan’s strategic target asset allocation. Based on this approach, the estimate of the long-term annual rate of return on assets is 8.25% for 2014, compared to 8.50% in 2013, and 9.00% in 2012 and 2011.
The table below provides the actual rate of return generated on plan assets during each of the years presented, as they compare to the expected long-term rate of return utilized in calculating the net periodic benefit cost.

	Year Ended December 31,
	2013	2012	2011
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%
Actual rate of return on plan assets	11.14%	10.96%	(1.20)%
Health care plan assumptions
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.4% for 2014, decreasing ratably to 5.0% in 2022. Increasing or decreasing the health care trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future service period of the covered active employees.

Page |	82

Investment Policy
The investment strategy for managing defined benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk. The Company manages substantially all defined benefit plan assets on a commingled basis in a master investment trust. With respect to the master investment trust, Exelis allows itself broad discretion to invest tactically to respond to changing market conditions, while staying reasonably within the asset allocation ranges prescribed by its investment guidelines. Under certain circumstances, Exelis has the authority to temporarily waive the investment guidelines when determining the actual asset allocation ranges. In making these asset allocation decisions, Exelis takes into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, Exelis diversifies its investments by strategy, asset class, geography and sector and engages a large number of managers to gain broad exposure to the markets, while historically generating excess-of-market returns and mitigating manager-concentration risk.
The following table provides the strategic target asset allocation ranges by asset category.

	Target Asset Allocation Range
Domestic equity	25%	-	75%
International equity	10%	-	45%
Private equity	10%	-	30%
Fixed income investments	0%	-	60%
Hedge funds	10%	-	40%
Cash and cash equivalents	0%	-	30%
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

•
Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset, commodities, real estate and venture capital, are typically limited partnership investment structures. Private equity valuations are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market-based comparable data. Private equity funds generally have liquidity restrictions that extend up to twelve years and have future unfunded commitments totaling $268 at December 31, 2013.

•
Fixed income investments, which include U.S. Government securities and corporate bonds, are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield, bids provided by brokers or dealers, or quoted prices of securities with similar characteristics.

•
Hedge funds, which include equity long/short, event driven, fixed income arbitrage and global macro, are typically limited partnership investment structures. Limited partnership interests in hedge funds are primarily valued using a market approach based on net asset value (NAV) calculated by the funds and are not publicly available. Hedge funds that permit redemption on a quarterly or more frequent basis with 90 or fewer days notice are generally classified within Level 2 of the fair value hierarchy. All other hedge funds are classified as Level 3.

•
Other is primarily comprised of a hybrid international debt and equity fund valued at NAV and guaranteed insurance contracts valued at book value, which approximates fair value, calculated using the prior year balance adjusted for investment returns and changes in cash flows.

Page |	83

•	Cash and cash equivalents are primarily comprised of short-term money market funds valued at cost, which approximates fair value, or valued at quoted market prices of identical instruments.
The following table provides the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level.

	December 31,
	2013				2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Asset category
Domestic equity
Large cap	$733	$562	$171	$—	$419	$419	$—	$—
Mid cap	532	487	45	—	450	415	35	—
Small/Micro cap	109	51	58	—	87	44	43	—
International equity	461	346	115	—	430	313	117	—
Private equity
Buyout funds	841	—	—	841	878	—	—	878
Mezzanine funds	41	—	—	41	43	—	—	43
Venture capital funds	101	—	—	101	89	—	—	89
Distressed asset investments	197	—	—	197	238	—	—	238
Commodities and Real Estate	60	—	—	60	63	—	—	63
Fixed income investments
U.S. Government securities	421	—	421	—	531	—	531	—
Corporate bonds	52	—	52	—	50	—	50	—
Hedge funds	730	—	73	657	794	—	274	520
Other	83	—	71	12	78	—	69	9
Cash and cash equivalents	208	18	190	—	196	20	176	—
Total	$4,569	$1,464	$1,196	$1,909	$4,346	$1,211	$1,295	$1,840
Receivables (payables), net	—				33
Total fair value of plan assets	$4,569				$4,379
The following table presents a reconciliation of the beginning and ending defined benefit plan asset balances that use significant unobservable inputs (Level 3) to measure fair value.

	Private Equity	Hedge Funds	Other	Total
Level 3 balance — December 31, 2011	$1,340	$652	$8	$2,000
Realized gains (losses), net	80	(6)	—	74
Unrealized gains (losses), net	8	(1)	1	8
Purchases (sales), net	(158)	(128)	—	(286)
Transfers in (out), net	41	3	—	44
Level 3 balance — December 31, 2012	1,311	520	9	1,840
Realized gains (losses), net	97	—	1	98
Unrealized gains (losses), net	46	26	2	74
Purchases (sales), net	(214)	8	—	(206)
Transfers in (out), net	—	103	—	103
Level 3 balance — December 31, 2013	$1,240	$657	$12	$1,909

Page |	84

Contributions
Funding requirements under Internal Revenue Service (IRS) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. We made total contributions of $186, $266 and $87 to all of our qualified defined benefit pension plans during 2013, 2012 and 2011, respectively. In 2013 and 2011, total contributions included $40 and $50, respectively, of voluntary contributions to the U.S. SRP. We currently anticipate making total contributions to our qualified defined benefit pension plans in the range of $185 to $200 during 2014.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our defined benefit plans.

	Pension	Other Benefits	Total
2014	$369	$41	$410
2015	370	40	410
2016	372	40	412
2017	373	39	412
2018	374	38	412
2019 — 2023	1,871	178	2,049
ITT Pension and Other Postretirement Plans
During 2011, the Company recorded expense of $79 for its allocation of defined benefit pension plan and other postretirement defined benefit plan costs from ITT related to the Shared Plans. The allocation of expense for the Shared Plans ended with the ITT Spin-off and Exelis received most of the Shared Plans as part of the Transferred Plans.
NOTE 14
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan (the “2011 Omnibus Incentive Plan” or the “Plan”) to govern awards granted to Exelis employees and directors, including awards of non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards. As of December 31, 2013, there were 21.2 awards granted under the Plan with 18.8 shares remaining available for future awards. The Company issues new shares to satisfy equity-based awards. We account for NQOs and RSUs as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation awards.
Disclosures prior to October 31, 2011 represent our portion of the plans maintained by ITT in which our employees and directors participated. On October, 31, 2011, ITT converted or adjusted outstanding NQOs, RSUs and restricted stock to replacement awards denominated in Exelis common shares. TSR awards were settled in cash or converted to RSUs. The manner of conversion for each award reflected a mechanism intended to preserve the intrinsic value of each award, and generally on terms which were in all material respects identical to the terms of the awards it replaced. The fair value of the converted Exelis stock awards immediately following the ITT Spin-off was higher than the fair value of such awards immediately prior to the ITT Spin-off. As a result, we incurred incremental compensation expense of approximately $2.3, which was recognized immediately.

Page |	85

The following table provides the impact of stock-based compensation in our Consolidated and Combined Statement of Operations:

	Year Ended December 31,
	2013	2012	2011
Compensation costs for equity-based awards	$26	$22	$18
Compensation costs for liability-based awards	6	2	—
Total compensation costs, pre-tax	$32	$24	$18
Future tax benefit	$11	$10	$7
At December 31, 2013, total unrecognized compensation cost related to equity-based awards and liability-based awards were $18 and $4, respectively, which are expected to be recognized ratably over a weighted-average period of 1.8 years and 1.6 years, respectively.
Non-Qualified Stock Options
NQOs generally vest in one-third increments over three years following the date of grant and are exercisable for periods up to seven or ten-years from the date of grant at a price equal to the fair market value of common stock at the date of grant, except for awards that were outstanding on October 31, 2011 and were revalued as a result of the ITT Spin-off. Options granted between 2004 and 2009 were awarded with a term of seven years. Options granted prior to 2004 and after 2009 were awarded with a term of ten years. The NQOs outstanding at ITT Spin-off retained the vesting schedule of the original ITT NQOs awards.
A summary of the status of our NQOs as of December 31, 2013, 2012 and 2011 and changes during the years then ended is presented below. The activity presented for 2011 prior to the ITT Spin-off represents the stock options held by Exelis employees under the ITT long-term incentive award program.

	Year Ended December 31,
	2013		2012		2011
Stock Options	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding at January 1,	11.36	$11.06	10.59	$10.65	1.82	$41.41
Granted	—	—	—	—	0.20	57.69
Exercised	—	—	—	—	(0.46)	39.08
Forfeited, canceled or expired	—	—	—	—	(0.03)	48.08
Outstanding at ITT Spin-off	—	—	—	—	1.53	45.97
Conversion related to the ITT Spin-off (a)	—	—	—	—	5.16	—
Post ITT Spin-off activities
Granted	2.89	11.11	3.05	11.19	3.98	10.95
Exercised	(2.21)	10.53	(2.10)	9.14	(0.08)	5.74
Forfeited, canceled or expired	(0.58)	11.98	(0.18)	11.52	—	—
Outstanding at December 31,	11.46	$11.13	11.36	$11.06	10.59	$10.65
Options exercisable at December 31,	4.95	$11.02	4.49	$10.59	4.42	$9.89

(a)
The weighted average grant date fair value of the stock options converted is equal to the weighted average grant date fair value of such stock options prior to the ITT Spin-off, reduced by the ITT Spin-off conversion adjustment. Included in the conversion related to the ITT Spin-off are awards related to employees who transferred among ITT, Xylem Inc. and Exelis as a result of the ITT Spin-off.

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2013, 2012 and 2011 was $12, $4 and $9, respectively.

Page |	86

The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Number	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
$7.52 - $12.03	9.97	7.7	$10.88	$82	3.83	6.4	$10.54	$33
$12.12 - $15.12	1.49	5.7	12.79	9	1.12	5.2	12.70	7
Total	11.46	7.5	$11.13	$91	4.95	6.1	$11.02	$40
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Exelis’ closing stock price of $19.06 per share on December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. There were no exercisable options “out-of-the money” as of December 31, 2013.
As of December 31, 2013, the total number of stock options expected to vest (including those that have already vested) was 11.4. These stock options have a weighted-average exercise price of $11.13 per share, an aggregate intrinsic value of $90 and a weighted average remaining contractual life of 7.5 years.
The fair value of stock options are determined on the date of grant utilizing a Black-Scholes valuation model. The fair value of the stock options granted prior to the ITT Spin-off under the ITT long-term incentive award program were valued by ITT utilizing a binomial lattice pricing valuation model. The Black-Scholes model was utilized subsequent to the ITT Spin-off because the significant amount of detailed historical exercise behavior data required to develop appropriate assumptions required by a binomial lattice model did not exist specific to Exelis due to the ITT Spin-off.
The following assumptions were utilized in deriving the fair value for NQOs granted from October 31, 2011 to December 31, 2013 under the Black-Scholes model, and prior to October 31, 2011 under the lattice model.

	Year Ended December 31,
	2013	2012	2011
Dividend yield	3.72%	3.69%	3.77%
Expected volatility	27.0%	27.1%	27.1%
Expected life (in years)	7.0	7.0	7.0
Risk-free rates	1.40%	1.41%	1.51%
Weighted-average grant date fair value per share	$1.93	$1.96	$1.92
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
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs are determined based on the closing price of Exelis common stock on the date of grant. Under the Plan, restricted stock and RSUs typically vest three years from the date of grant. Holders of restricted stock have the right to receive dividends and vote the shares. RSUs accrue dividends; however, the dividends are forfeited if the RSUs do not vest. RSUs have no voting rights. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the restricted stock or RSUs are forfeited. If an employee retires or is terminated other than for cause, all or a pro rata portion of the restricted stock or RSUs may vest. The restricted stock and RSUs outstanding at ITT Spin-off retained the vesting schedule of the original ITT awards.

Page |	87

The table below provides a roll-forward of outstanding restricted stock and RSUs for each of the previous three years ended. The activity presented for 2011 prior to the ITT Spin-off represents the restricted stock and RSUs held by Exelis employees under the ITT long-term incentive award program.

	Year Ended December 31,
	2013		2012		2011
Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	3.56	$11.67	3.51	$10.93	0.51	$45.17
Granted	—	—	—	—	0.18	57.52
Vested	—	—	—	—	(0.13)	50.18
Forfeited and canceled	—	—	—	—	—	—
Outstanding at ITT Spin-off	—	—	—	—	0.56	47.49
Conversion related to the ITT Spin-off (a)	—	—	—	—	1.93	—
Post ITT Spin-off activities
Granted	1.14	11.18	1.25	11.16	1.02	10.95
Vested	(1.02)	11.83	(1.01)	8.44	—	—
Forfeited and canceled	(0.20)	11.35	(0.19)	11.94	—	—
Outstanding at December 31,	3.48	$11.48	3.56	$11.67	3.51	$10.93

(a)
The weighted average grant date fair value of the restricted stock and RSUs converted is equal to the weighted average grant date fair value of such restricted stock and RSUs prior to the ITT Spin-off, reduced by the ITT Spin-off conversion adjustment. Included in the conversion related to the ITT Spin-off are awards related to employees who transferred among ITT, Xylem Inc. and Exelis as a result of the ITT Spin-off.

Total Shareholder Return Awards
TSR awards provide performance-based cash award incentives to our key employees. For the years ended December 31, 2013 and 2012, we granted TSR awards with an aggregate target value of $4 and $4, respectively, that are cash settled at the end of a three-year performance period. The fair value of TSR awards is measured quarterly based on the Company’s performance relative to the performance of a concentrated group of our peer companies and the S&P 1500 Aerospace and Defense index. Depending on the Company’s performance during the three-year performance period, payment can range from 0% to 200% of the target value.
In connection with the ITT Spin-off, outstanding TSR awards were either settled in cash for the uncompleted performance period for the 2009 TSR awards for $0.1, or replaced with 0.3 RSUs with weighted-average grant date fair value of $10.95 per share for the remaining performance period for the 2010 and 2011 TSR awards.
NOTE 15
SHAREHOLDERS’ EQUITY
Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share) and 50 shares of preferred stock (no par value per share) on December 31, 2013 and 2012. There were 190.4 and 188.3 shares of common stock issued at December 31, 2013 and 2012, respectively, and 189.4 and 187.6 shares of common stock outstanding at December 31, 2013 and 2012, respectively. No preferred stock was issued and outstanding at December 31, 2013 and 2012.
We issue shares of our common stock in connection with our 2011 Omnibus Incentive Plan. At December 31, 2013, 40.0 shares of common stock were reserved for issuance in connection with this Plan and we had a remaining balance of 18.8 shares of common stock available for future grants under this Plan.

Page |	88

We have a share repurchase program, which was approved by the Board of Directors on December 11, 2012, for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $100. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on December 31, 2015. During the year ended December 31, 2013, we repurchased a total of 1.0 shares of our common stock under our share repurchase program for $16, and had remaining authorization of $84 for future share repurchases. We account for shares repurchased as treasury stock under the cost method.
On October 9, 2013, the Board of Directors declared a cash dividend of $0.10 per share, payable on January 2, 2014 to shareholders of record on November 15, 2013. In both 2013 and 2012, we declared four quarterly dividends totaling $80 and $79, respectively, or $0.41 per share, and in 2011, subsequent to the ITT Spin-off, we declared dividends totaling $19 or $0.10 per share.
NOTE 16
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, net of tax, by component, included in stockholders’ equity:

	Net Foreign Currency Translation Adjustments	Unamortized Defined Benefit Plan Costs		Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$7	$(1,662)		$(1,655)
Net foreign currency translation adjustments	8	—		8
Net actuarial loss arising during the year	—	(230)		(230)
Prior service credit arising during the year	—	1		1
Other comprehensive income (loss) before reclassifications	8	(229)		(221)
Amounts reclassified from accumulated other comprehensive loss
Amortization of net actuarial loss	—	52	(a)	52
Other comprehensive income (loss), net of tax	8	(177)		(169)
Defined benefit plans tax reclassification related to ITT Spin-off	—	(11)		(11)
Balance at December 31, 2012	$15	$(1,850)		$(1,835)
Net foreign currency translation adjustments	1	—		1
Net actuarial gain arising during the year	—	343		343
Prior service cost arising during the year	—	(1)		(1)
Other comprehensive income (loss) before reclassifications	1	342		343
Amounts reclassified from accumulated other comprehensive loss
Amortization of net actuarial loss	—	59	(a)	59
Amortization of prior service cost	—	1	(a)	1
Other comprehensive income (loss), net of tax	1	402		403
Balance at December 31, 2013	$16	$(1,448)		$(1,432)

(a)	The amortization of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost (Note 13).
Unamortized defined benefit plan costs included in accumulated other comprehensive loss in the Consolidated Balance Sheets were reduced by taxes of $934 and $1,211 as of December 31, 2013 and 2012, respectively.

Page |	89

The following tables provide a summary of the changes in accumulated other comprehensive loss for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Pretax	Tax	After Tax
Changes in net foreign currency translation adjustments	$1	$—	$1
Changes in defined benefit plans	679	(277)	402
Net change in accumulated other comprehensive loss	$680	$(277)	$403

	Year Ended December 31, 2012
	Pretax	Tax	After Tax
Changes in net foreign currency translation adjustments	$8	$—	$8
Changes in defined benefit plans	(283)	106	(177)
Defined benefit plans tax reclassification attributable to the ITT Spin-off	—	(11)	(11)
Net change in accumulated other comprehensive loss	$(275)	$95	$(180)
NOTE 17
RELATED PARTY TRANSACTIONS AND PARENT COMPANY EQUITY
The Consolidated and Combined Financial Statements have been prepared on a stand-alone basis. However, prior to October 31, 2011, they were derived from the consolidated financial statements and accounting records of ITT.
Allocation of General Corporate Expenses
Prior to October 31, 2011 these Consolidated and Combined Financial Statements included expense allocations for certain functions provided by ITT as well as other ITT employees not solely dedicated to Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. We were allocated $102 of general corporate expenses incurred by ITT for the 10 months ended October 30, 2011, which are included within SG&A expenses in the Consolidated and Combined Statements of Operations.
Related Party Sales
Historically, we sold certain inventory to other ITT businesses. Total revenue included in our Consolidated and Combined Statements of Operations for these related party sales totaled $1 for the 10 months ended October 31, 2011. We also purchased inventory from other ITT businesses. We recognized cost of revenues from the inventory purchased from ITT of $2 for the 10 months ended October 31, 2011. The aggregate inventory on hand of purchases from other ITT businesses as of October 31, 2011 was not significant.
Separation Agreements
Following the ITT Spin-off, Exelis and ITT began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Exelis and ITT following the ITT Spin-off and to provide mechanisms for an orderly transition, on October 25, 2011, Exelis, ITT, and Xylem Inc. executed the various agreements that govern the ongoing relationships between and among the three companies after the ITT Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the ITT Spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, several real estate matters agreements, and Master Transition Services Agreement. Certain intercompany work orders and/or informal intercompany commercial arrangements were also converted into third-party contracts based on ITT’s standard terms and conditions.

Page |	90

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
For the years ended December 31, 2013 and 2012 and for the period from October 31, 2011 through December 31, 2011, charges incurred for services provided to Exelis by ITT and Xylem Inc. under the separation agreements, net of costs passed through to third parties, were $1, $2 and $1, respectively, and charges related to the these agreements for services provided by Exelis to ITT and Xylem Inc., net of costs passed through to third parties, were $1, $2 and $0.4, respectively. At December 31, 2013 and 2012, total payables due from Exelis to ITT and Xylem Inc. were $9 and $3, respectively, and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $7, respectively.
Distribution Agreement
We entered into a Distribution Agreement with ITT and Xylem Inc. which sets forth our agreements with ITT and Xylem Inc. regarding the principal actions needed to be taken in connection with our Spin-off from ITT. It also set forth other agreements that govern certain aspects of our relationship with ITT and Xylem Inc. following the ITT Spin-off including, but not limited to, transfer of assets and assumption of liabilities, indemnification, and release of claims. Pursuant to the terms of the Distribution Agreement, (i) Exelis and ITT effected certain transfers of assets and assumed certain liabilities so that Exelis and ITT retained both the assets of and liabilities associated with their respective businesses, (ii) subject to certain exceptions, all agreements, arrangements, commitments and undertakings, including all intercompany accounts payable or accounts receivable, including intercompany indebtedness were terminated, novated or otherwise satisfied, effective no later than the Distribution Date, and (iii) Exelis and ITT effected a pro rata distribution of our common stock to ITT shareholders.
Benefits and Compensation Matters Agreement
We entered into a Benefits and Compensation Matters Agreement with ITT and Xylem Inc. that governs the respective rights, responsibilities and obligations of ITT, Xylem Inc. and us after the ITT Spin-off with respect to transferred employees, defined benefit pension plans, defined contribution pension plans, non-qualified pension plans, employee welfare benefit plans, incentive plans, corporate-owned life insurance, stock options, foreign benefit plans, director plans and collective bargaining agreements.
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
Tax Matters Agreement
We entered into a Tax Matters Agreement with ITT and Xylem Inc. that governs the respective rights, responsibilities and obligations of ITT, Xylem Inc. and us after the ITT Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with ITT and Xylem Inc. to the IRS for the consolidated U.S. Federal income taxes of the ITT consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility,

Page |	91

and ITT and Xylem Inc. agree to indemnify us against any amounts for which we are not responsible. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.
Real Estate Matters
We entered into a Master Assignment and Assumption of Lease Agreement pursuant to which ITT assigns lease agreements currently held in the name of ITT or certain of its subsidiaries to the party occupying and operating the relevant leased premises. We entered into a Master Lease Agreement pursuant to which ITT leases certain real estate to or from Exelis that is currently owned by ITT but currently occupied and operated by one or both parties, in each case for a limited term. We entered into a Master Sublease Agreement pursuant to which ITT subleases certain real estate to or from Exelis that is currently leased by ITT, or certain of its subsidiaries, but currently occupied and operated by one or both parties, in each case for a limited term. The real estate matters agreements helped ensure an orderly transition following the ITT Spin-off.
Master Transition Services Agreement
We entered into a Master Transition Services Agreement with ITT and Xylem Inc., under which each of ITT and Xylem Inc. or their respective affiliates provided us with certain services, and we provided each of ITT and Xylem Inc. certain services, including information technology, financial, procurement, human resource, benefits support and other specified services from ITT and Xylem Inc. and including information technology, human resources and other specified services to ITT and Xylem Inc. These services were generally provided at costs and were substantially completed by the end of 2013.
Subcontract Pending Novation
We entered into a subcontract with ITT pending the U.S. Government’s agreement to novate all of the U.S. Government contracts under which Exelis is obligated to fulfill the remaining terms. As of December 31, 2013, all U.S. Government contracts had been novated.
Parent Company Equity
Net transfers (to)/from parent are included within parent company investment on the Consolidated and Combined Statements of Shareholders’ Equity for the period from January 1, 2011 through October 31, 2011. The components of the net transfers (to)/from parent are as follows:

October 31, 2011
Intercompany sales and purchases, net	$2
Intercompany dividends (1)	(887)
Cash pooling and general financing activities	(149)
Corporate allocations including income taxes	188
Accumulated other comprehensive loss transferred in connection with the ITT Spin-off (2)	1,587
Net liabilities transferred in connection with the ITT Spin-off	(1,169)
Total net transfers to parent	$(428)

(1)	Primarily represents the dividend paid to ITT in connection with the ITT Spin-off.

(2)
Transfer of postretirement benefit plans from ITT in connection with the ITT Spin-off. During 2012, we recorded tax adjustments attributable to the ITT Spin-off of $11, which increased the accumulated other comprehensive loss transferred in connection with the ITT Spin-off to $1,598, with an offsetting increase to additional paid-in capital.

Page |	92

The components of net assets and liabilities transferred from ITT in connection with the ITT Spin-off were as follows:

October 31, 2011
Receivables, net	$1
Plant, property and equipment, net	7
Deferred income taxes (1)	840
Other assets	14
Total assets transferred	$862
Defined benefit plans	$2,047
Other liabilities	(16)
Total liabilities transferred	$2,031
Net liabilities transferred in connection with the ITT Spin-off	$1,169

(1)
During 2012, we recorded tax adjustments attributable to the ITT Spin-off of $3, which increased deferred income taxes attributable to the ITT Spin-off to $843, with on offsetting increase to additional paid-in capital.

NOTE 18
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

Page |	93

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $26 and $27 as of December 31, 2013 and 2012, respectively, for environmental matters. We believe the total amount accrued is appropriate based on existing facts and circumstances.
The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	Year Ended December 31,
	2013	2012
Low-end range	$23	$24
High-end range	$44	$47
Number of active environmental investigation and remediation sites	24	22
U.S. Government Contracts, Investigations and Claims
The Company has U.S. Government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on the Company’s cash flow, financial condition or results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause. Such contract suspensions or terminations could result in un-reimbursable expenses or charges or otherwise adversely affect the Company’s cash flow, financial condition or results of operations.
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
U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to the U.S. Government customers are subject to potential adjustment upon audit by such agencies. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and accounting systems, general information technology systems, budget and planning systems, purchasing systems, material management systems, compensation systems, labor systems, indirect and other direct costs systems, billing systems and estimating systems. Audits currently underway include the Company’s control environment and accounting, billing, and indirect and other direct cost systems, as well as reviews of the Company’s compliance with certain U.S. Government Cost Accounting Standards.
From time to time, U.S. Government customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Exelis and the U.S. Government representatives engage in discussions to enable Exelis to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available.

Page |	94

Indemnifications
As part of the ITT Spin-off, Exelis, ITT and Xylem Inc. indemnify one another with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related ITT Spin-off agreements. Exelis expects ITT and Xylem Inc. to fully perform under the terms of the Distribution Agreement and therefore we have not recorded a liability for matters for which we are indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide to them.
Letters of Credit
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2013, there was an aggregate of approximately $102 in surety bonds, guarantees and stand-by letters of credit outstanding.
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
NOTE 19
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
C4ISR Electronics and Systems
This segment provides engineered systems and solutions, including: ISR systems; integrated electronic warfare systems; radar and sonar systems; electronic attack and release systems; communications solutions; space systems; and composite aerostructures, for government and commercial customers around the world.
Information and Technical Services
This segment provides a broad range of service solutions, including: systems integration; network design and development; air traffic management; cyber; intelligence; operations; sustainment; advanced engineering; logistics; and space launch and range-support, for a wide variety of U.S. military and U.S. Government customers.
Segment financial results were as follows:

	2013			2012			2011
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronic and Systems	$2,136	$—	$2,136	$2,487	$—	$2,487	$2,817	$—	$2,817
Information and Technical Services	—	2,680	2,680	—	3,035	3,035	—	3,022	3,022
Total	$2,136	$2,680	$4,816	$2,487	$3,035	$5,522	$2,817	$3,022	$5,839

Page |	95

	Operating Income			Operating Margin
	2013	2012	2011	2013	2012	2011
C4ISR Electronic and Systems	$218	$350	$385	10.2%	14.1%	13.7%
Information and Technical Services	258	211	150	9.6%	7.0%	5.0%
Total	$476	$561	$535	9.9%	10.2%	9.2%

	Total Assets		Plant, Property & Equipment
	2013	2012	2013	2012
C4ISR Electronic and Systems	$3,031	$3,078	$283	$314
Information and Technical Services	1,097	1,186	187	181
Segments total	4,128	4,264	470	495
Corporate and Other	756	948	28	17
Total	$4,884	$5,212	$498	$512

	Capital Expenditures			Depreciation & Amortization
	2013	2012	2011	2013	2012	2011
C4ISR Electronic and Systems	$28	$56	$51	$81	$101	$112
Information and Technical Services	33	44	43	26	23	19
Segments total	61	100	94	107	124	131
Corporate and Other	17	19	1	3	6	2
Total	$78	$119	$95	$110	$130	$133
NOTE 20
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table comprises selected financial data for the years ended December 31, 2013 and 2012.

	2013 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total revenue	$1,185	$1,251	$1,141	$1,239	$1,421	$1,379	$1,361	$1,361
Selling, general and administrative expenses	115	122	100	118	133	130	114	139
Net income	44	78	80	79	70	86	88	86
Basic earnings per share
Net income	$0.23	$0.41	$0.42	$0.42	$0.38	$0.46	$0.47	$0.46
Diluted earnings per share
Net income	$0.23	$0.41	$0.41	$0.41	$0.37	$0.46	$0.47	$0.45
Weighted average common shares outstanding
Basic	188.3	188.2	188.5	189.0	186.6	187.5	187.6	187.9
Diluted	189.8	190.5	192.8	194.2	187.5	188.5	188.7	189.5
NOTE 21
SPIN-OFF OF MISSION SYSTEMS
On December 11, 2013, Exelis announced that its Board of Directors approved a plan to spin-off part its military and government services business ("Mission Systems") through a transaction that is intended to be tax-free to Exelis and its shareholders. The spin-off is subject to final approval of the Company’s Board of Directors. Following completion of the spin-off, Mission Systems will be an independent, publicly traded company. Mission Systems is currently part of the Company’s Information and Technical Services segment and includes the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services. Mission Systems will continue to be reported as part of our continuing operations in our financial statements until the spin-off is completed.

Page |	96

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXELIS INC.
(Registrant)

February 28, 2014	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer (Principal Accounting Officer)

Page |	97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David F. Melcher	Chief Executive Officer and President	February 28, 2014
David F. Melcher

/s/ Peter J. Milligan	Senior Vice President and	February 28, 2014
Peter J. Milligan	Chief Financial Officer

/s/ Gregory P. Kudla	Chief Accounting Officer	February 28, 2014
Greg P. Kudla	(Principal accounting officer)

/s/ Herman E. Bulls	Director	February 28, 2014
Herman E. Bulls

/s/ Ralph F. Hake	Director	February 28, 2014
Ralph F. Hake

/s/ John J. Hamre	Director	February 28, 2014
John J. Hamre

/s/ Paul J. Kern	Director	February 28, 2014
Paul J. Kern

/s/ Patrick Moore	Director	February 28, 2014
Patrick Moore

/s/ Mark L. Reuss	Director	February 28, 2014
Mark L. Reuss

/s/ Billie I. Williamson	Director	February 28, 2014
Billie I. Williamson

/s/ R. David Yost	Director	February 28, 2014
R. David Yost

Page |	98

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.2 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No.1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682)

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682)

(10.1)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.2)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.3)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.4)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.5)	ITT Transitional Trademark License Agreement —Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No.1-5672).

(10.6)
Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011, among Exelis Inc., the Lenders Named Therein, J.P. Morgan Chase Bank, N.A., as Administrative Agent and Citibank, N.A., as Syndication Agent.
Incorporated by reference to Exhibit 10.6 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.7)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated	Incorporated by reference to Exelis Inc.'s Definitive Proxy Statement filed on March 27, 2012 (CIK No. 1524471, File No. 1-35228).

Page |	99

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(10.8)	Exelis Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.8 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.9)	Exelis Inc. 1997 Annual Incentive Plan	Incorporated by reference to Exhibit 10.9 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.10)	Exelis Inc. Annual Incentive Plan for Executive Officers	Incorporated by reference to Exelis Inc.’s Definitive Proxy Statement filed on March 27, 2013 (CIK No. 1524471, File No. 1-35228).

(10.11)	Exelis Salaried Investment and Savings Plan	Incorporated by reference to Exhibit 4.4 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.12)	Exelis Inc. Excess Savings Plan	Incorporated by reference to Exhibit 10.12 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.13)	Exelis Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.14)	Exelis Inc. Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.14 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No.1-35228).

(10.15)	Exelis Inc. Enhanced Severance Pay Plan	Incorporated by reference to Exhibit 10.15 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No.1-35228).

(10.16)	Exelis Inc. Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.17 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.17)
Exelis Excess Pension Plan IA (formerly known as The ITT Excess Pension Plan IA and the ITT Industries excess Pension Plan IA). Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011.
Incorporated by reference to Exhibit 10.18 of Exelis Inc.s' Form 10-Q Quarterly Report filed on August 8, 2013 (CIK No. 1524471, File No. 1-35228).

(10.18)
Exelis Excess Pension Plan IB (formerly known as The ITT Excess Pension Plan IB and the ITT Industries excess Pension Plan IB). Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011.
Incorporated by reference to Exhibit 10.19 of Exelis Inc.s' Form 10-Q Quarterly Report filed on August 8, 2013 (CIK No. 1524471, File No. 1-35228).

Page |	100

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(10.19)
Exelis Excess Pension Plan IIA (formerly known as the ITT Excess Pension Plan IIA, the ITT Excess Pension Plan II, and the ITT Industries Excess Pension Plan II, as amended and restated as of July 13, 2004).  Originally effective as of January 1, 1998. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011.
Incorporated by reference to Exhibit 10.20 of Exelis Inc.s' Form 10-Q Quarterly Report filed on August 8, 2013 (CIK No. 1524471, File No. 1-35228).

(10.20)
Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB). Effective as of January 1, 2008. Amended and restated as of December 21, 2008, and further amended and restated as of October 31, 2011.

Incorporated by reference to Exhibit 10.21 of Exelis Inc.s' Form 10-Q Quarterly Report filed on August 8, 2013 (CIK No. 1524471, File No. 1-35228).

(10.21)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders’ Grant	Incorporated by reference to Exhibit 10.24 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.22)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant	Incorporated by reference to Exhibit 10.25 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.23)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2010 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.26 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.24)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2011 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.27 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.25)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — Founders’ Grant (Stock Settled)	Incorporated by reference to Exhibit 10.28 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.26)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Stock Settled)	Incorporated by reference to Exhibit 10.29 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.27)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Cash Settled)	Incorporated by reference to Exhibit 10.30 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.28)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Restricted Stock Unit Award Agreement — Non-Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.31 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.29)	Form of Exelis Inc. 2011 Omnibus Incentive Plan General Restricted Stock Unit Award Agreement — Non Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.32 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

Page |	101

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(10.30)	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.33 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.31)	Employment Agreement between David F. Melcher and Exelis Inc., dated October 4, 2011	Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on October 20, 2011 (CIK No. 1524471, File No. 1-35228).

(10.32)	Form of Exelis Inc. Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.35 of Exelis Inc.’s Form 10-Q Quarterly Report filed on May 4, 2012 (CIK No. 1524471, File No. 1-35228).

(10.33)	Separation Agreement and Complete Release of Liability between Michael R. Wilson and Exelis Inc. dated January 17, 2013	Incorporated by reference to Exhibit 99.1 of Exelis Inc.’s Form 8-K Current Report filed on January 18, 2013 (CIK No. 1524471, File No. 1-35228).

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

Page |	102

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(101)
The following materials from Exelis Inc.’s Annual
Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated and Combined Statements of Operations, (ii) Consolidated and Combined Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated and Combined Statements of Cash Flows, (v) Consolidated and Combined Statements of Shareholders’ Equity and (vi) Notes to Consolidated and Combined Financial Statements
Submitted electronically with this report.

Page |	103