Form 10-Q
period 2014-03-31
Exelis Inc.
filed 2014-05-02
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 29, 2014 there were 189,562,358 shares of common stock ($0.01 par value per share) outstanding.

Page | 2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2014	2013
Product revenue	$480	$499
Service revenue	565	686
Total revenue	1,045	1,185
Cost of product revenue	354	357
Cost of service revenue	474	577
Selling, general and administrative expenses	113	115
Research and development expenses	10	13
Restructuring and asset impairment charges	5	49
Operating income	89	74
Interest expense, net	9	8
Other (income) expense, net	(2)	2
Income from continuing operations before income tax expense	82	64
Income tax expense	30	20
Net income	$52	$44
Earnings Per Share
Basic
Net income	$0.27	$0.23
Diluted
Net income	$0.27	$0.23
Weighted average common shares outstanding – basic	189.6	188.3
Weighted average common shares outstanding – diluted	194.9	189.8
Cash dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 3

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended March 31,
	2014	2013
Net income	$52	$44
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	1	(10)
Defined benefit plans
Amortization of net actuarial loss included in net periodic benefit cost	14	18
Amortization of prior service cost included in net periodic benefit cost	—	1
Other comprehensive income (loss), net of tax	15	9
Total comprehensive income	$67	$53

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 4

EXELIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$280	$469
Receivables, net	1,023	939
Inventories, net	267	246
Deferred tax asset	17	16
Other current assets	70	70
Total current assets	1,657	1,740
Plant, property and equipment, net	478	498
Goodwill	2,185	2,184
Other intangible assets, net	160	167
Deferred tax asset	192	216
Other non-current assets	86	79
Total non-current assets	3,101	3,144
Total assets	$4,758	$4,884
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$325	$367
Advance payments and billings in excess of costs	272	301
Compensation and other employee benefits	170	216
Other accrued liabilities	174	160
Total current liabilities	941	1,044
Defined benefit plans	1,359	1,407
Long-term debt	649	649
Deferred tax liability	3	2
Other non-current liabilities	117	130
Total non-current liabilities	2,128	2,188
Total liabilities	3,069	3,232
Commitments and contingencies (Note 15)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,642	2,623
Treasury stock	(45)	(16)
Retained earnings	507	475
Accumulated other comprehensive loss	(1,417)	(1,432)
Total shareholders’ equity	1,689	1,652
Total liabilities and shareholders’ equity	$4,758	$4,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 5

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$52	$44
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27	27
Stock-based compensation	8	5
Restructuring and asset impairment charges	5	49
Payments for restructuring	(11)	(6)
Defined benefit plans expense	17	26
Defined benefit plans payments	(42)	(39)
Change in assets and liabilities
Change in receivables	(84)	(27)
Change in inventories	(21)	(17)
Change in other assets	—	(3)
Change in accounts payable	(42)	(77)
Change in advance payments and billings in excess of costs	(29)	6
Change in deferred taxes	14	18
Change in other liabilities	(49)	(72)
Other, net	(3)	1
Net cash used in operating activities	(158)	(65)
Investing activities
Capital expenditures	(7)	(17)
Proceeds from the sale of assets	3	—
Acquisitions, net of cash acquired	—	(15)
Net cash used in investing activities	(4)	(32)
Financing activities
Dividends paid	(20)	—
Common stock repurchased	(24)	—
Proceeds from the exercise of stock options	12	1
Other, net	5	(2)
Net cash used in financing activities	(27)	(1)
Exchange rate effects on cash and cash equivalents	—	(9)
Net change in cash and cash equivalents	(189)	(107)
Cash and cash equivalents – beginning of year	469	292
Cash and cash equivalents – end of period	$280	$185

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 6

EXELIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)
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
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. These financial statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We believe that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading.
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year.
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
During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative

Page | 7

catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2014 and 2013, net cumulative catch-up adjustments related to prior periods (decreased) / increased operating income by approximately $(4) and $24, respectively, and diluted earnings per share by approximately $(0.01) and $0.09, respectively.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements Not Yet Adopted
The Financial Accounting Standards Board (FASB) recently issued final guidance aimed at reducing the frequency of disposals reported as discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation, focusing on strategic shifts that have or will have a major effect on an entity's operations and financial results. The guidance expands the disclosures for discontinued operations, but does not change the presentation requirements for discontinued operations in the income statement. The guidance is effective prospectively for annual periods beginning on or after December 15, 2014, with early adoption permitted. We are currently evaluating the potential impact of this guidance, but do not anticipate that it will have a material impact on our financial position, results of operations or cash flows.
Other new pronouncements issued but not effective until after March 31, 2014 are also not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
SPIN-OFF OF VECTRUS
On December 11, 2013, Exelis announced that its Board of Directors approved a plan to spin-off part of its military and government services business ("Vectrus, Inc." or "Vectrus", formerly referred to as Mission Systems) through a transaction that is intended to be tax-free to Exelis and its shareholders. The spin-off is subject to final approval by the Company’s Board of Directors. Following completion of the spin-off, Vectrus will be an independent, publicly traded company. Vectrus is currently part of the Company’s Information and Technical Services segment and includes the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services. Vectrus will continue to be reported as part of continuing operations in our financial statements until the spin-off is completed.
NOTE 4
EARNINGS PER SHARE
The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding	189.6	187.8
Add: Weighted average restricted stock awards outstanding(a)	—	0.5
Basic weighted average common shares outstanding	189.6	188.3
Add: Dilutive impact of stock options	3.2	0.3
Add: Dilutive impact of restricted stock units	2.1	1.2
Diluted weighted average common shares outstanding	194.9	189.8

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

Page | 8

For the three months ended March 31, 2014 and 2013, we excluded from our diluted share calculation 0.2 and 10.5 shares, respectively, related to stock options and 0.1 and zero shares, respectively, related to restricted stock units, as their effect would have been antidilutive.
NOTE 5
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share) and 50 shares of preferred stock (no par value per share) on March 31, 2014 and December 31, 2013. There were 192.0 and 190.4 shares of common stock issued at March 31, 2014 and December 31, 2013, respectively, and 189.5 and 189.4 shares of common stock outstanding at March 31, 2014 and December 31, 2013, respectively. No preferred stock was issued and outstanding at March 31, 2014 and December 31, 2013.
During the three months ended March 31, 2014, we repurchased a total of 1.5 shares of our common stock under our share repurchase program for $29, and as of March 31, 2014 the Company had remaining authorization of $55 for future share repurchases through December 31, 2015.
Dividends
On February 20, 2014, our Board of Directors declared a cash dividend of $0.10 per share, payable on April 1, 2014 to shareholders of record on March 14, 2014.
NOTE 6
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, net of tax, by component, for the three months ended March 31, 2014:

	Net Foreign Currency Translation Adjustments	Unamortized Defined Benefit Plan Costs		Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$16	$(1,448)		$(1,432)
Other comprehensive income (loss) before reclassifications	1	—		1
Amounts reclassified from accumulated other comprehensive loss	—	14	(a)	14
Other comprehensive income (loss), net of tax	1	14		15
Balance at March 31, 2014	$17	$(1,434)		$(1,417)
(a) This accumulated other comprehensive loss component primarily relates to the amortization of net actuarial loss. For the three months ended March 31, 2014, the amortization of net actuarial loss was $14 (net of tax of $8), which is included in the computation of net periodic benefit cost (Note 12).
Unamortized defined benefit plan costs consist primarily of net actuarial loss totaling $1,429 and $1,443, net of tax, as of March 31, 2014 and December 31, 2013, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.
Unamortized defined benefit plan costs included in accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets were reduced by taxes of $926 and $934 as of March 31, 2014 and December 31, 2013, respectively. The changes in defined benefit plan costs included in other comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income were reduced by taxes of $8 and $13 for the three months ended March 31, 2014 and 2013, respectively.

Page | 9

NOTE 7
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate, adjusted for discrete items within the period. The comparison of effective income tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended March 31, 2014, the Company recorded an income tax provision of $30 or 36.6% of income from continuing operations before income tax expense as compared to $20 or 31.3% during the same prior year period. The effective income tax rate varies from the federal statutory rate of 35% primarily due to the unfavorable impact of state taxes offset by the favorable impact from the U.S. manufacturing deduction. The effective income tax rate for the three months ended March 31, 2013 also included the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit.
NOTE 8
RECEIVABLES, NET
Receivables, net were comprised of the following:

	March 31, 2014	December 31, 2013
Billed receivables	$474	$395
Unbilled contract receivables	541	537
Other	12	11
Receivables, gross	1,027	943
Allowance for doubtful accounts	(4)	(4)
Receivables, net	$1,023	$939
Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the U.S. Government, were $362 and $314 at March 31, 2014 and December 31, 2013, respectively. Because the Company’s billed receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term sales contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the March 31, 2014 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.
NOTE 9
INVENTORIES, NET
Inventories, net were comprised of the following:

	March 31, 2014	December 31, 2013
Production costs of contracts in process	$232	$217
Less progress payments	(31)	(27)
Production costs of contracts in process, net	201	190
Product inventory	66	56
Inventories, net	$267	$246

Page | 10

NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
As of March 31, 2014 and December 31, 2013, goodwill was $2,185 and $2,184, respectively. As of March 31, 2014 and December 31, 2013, goodwill for our C4ISR Electronics and Systems segment was $1,805 and $1,800, respectively, and goodwill for our Information and Technical Services segment was $380 and $384, respectively.
Other Intangible Assets, Net
Information regarding our other intangible assets was as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$525	$(377)	$148	$525	$(371)	$154
Proprietary technology	30	(22)	8	30	(22)	8
Trademarks, patents and other	9	(5)	4	9	(4)	5
Total other intangible assets	$564	$(404)	$160	$564	$(397)	$167
Amortization expense related to other intangible assets for the three months ended March 31, 2014 and 2013 was $7 and $7, respectively.
Estimated amortization expense for the remaining nine months of 2014 and each of the five succeeding years and thereafter is as follows:

Remaining 2014	$17
2015	21
2016	19
2017	17
2018	15
2019 and thereafter	71
Total	$160
NOTE 11
DEBT
Debt consisted of the following:

	March 31, 2014	December 31, 2013
Long-term debt	$650	$650
Unamortized debt discounts	(1)	(1)
Total long-term debt	$649	$649

Page | 11

The following table provides a summary of interest rates, carrying values and estimated fair values of outstanding long-term debt:

		March 31, 2014		December 31, 2013
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes due 2016	4.25%	$250	$264	$250	$263
Senior notes due 2021	5.55%	400	412	400	404
Total		$650	$676	$650	$667
The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources.
Commercial Paper
The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of March 31, 2014 and December 31, 2013, there was no commercial paper outstanding under our commercial paper program.
Credit Facility
The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of revolving loans, competitive advances and letters of credit with a face amount up to $100. Borrowings under the Credit Facility bear interest at rates based, at our option, on a Eurodollar rate or an alternate base rate, as defined in the Credit Facility. As of March 31, 2014 and December 31, 2013, there were no borrowings or letters of credit outstanding under the Credit Facility.
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
Senior Notes
The Company has outstanding long-term debt consisting of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”). As of March 31, 2014 and December 31, 2013, accrued interest payable on the Notes, included in other accrued liabilities, was $16 and $8, respectively, and is payable on April 1 and October 1 of each year.
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

Page | 12

NOTE 12
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Three Months Ended March 31,
	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$16	$—	$16	$19	$1	$20
Interest cost	63	5	68	60	5	65
Expected return on plan assets	(85)	(5)	(90)	(85)	(6)	(91)
Amortization of net actuarial loss	21	1	22	28	3	31
Amortization of prior service cost	—	—	—	1	—	1
Net periodic benefit cost	15	1	16	23	3	26
Effect of curtailments	1	—	1	—	—	—
Total net periodic benefit cost	$16	$1	$17	$23	$3	$26
We contributed $33 and $29 to our qualified defined benefit pension plans during the three months ended March 31, 2014 and 2013, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans in the range of $150 to $160 during the remainder of 2014.
NOTE 13
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan to govern awards granted to Exelis employees and directors, including awards of non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards.
The following table provides the impact of stock-based compensation in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2014	2013
Compensation cost for equity-based awards	$7	$5
Compensation cost for liability-based awards	1	—
Total compensation costs, pre-tax	$8	$5
Future tax benefit	$3	$2
At March 31, 2014, total unrecognized compensation costs related to equity-based awards and liability-based awards were $27 and $7, respectively, which are expected to be recognized ratably over a weighted-average period of 2.2 years and 2.2 years, respectively.

Page | 13

The following table provides a summary of the activities for NQOs and RSUs for the three months ended March 31, 2014:

	Stock Options		Restricted Stock Units
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	11.46	$11.13	3.48	$11.48
Granted	0.56	20.83	0.65	20.83
Exercised	(1.14)	11.30	—	—
Vested	—	—	(0.73)	12.73
Forfeited, canceled or expired	(0.03)	10.99	(0.05)	12.75
Outstanding at March 31, 2014	10.85	$11.62	3.35	$13.00
During the three months ended March 31, 2014, we granted long-term incentive awards to employees consisting of 0.6 NQOs and 0.7 RSUs with respective weighted average grant date fair values per share of $5.12 and $20.83. The NQOs vest annually in three equal installments and have a ten-year expiration period. The RSUs vest annually in three equal installments. We also granted TSR awards with an aggregate target value of $5 that are cash settled at the end of a three-year performance period. The fair value of the NQOs was estimated on the date of grant using the Black-Scholes model. The fair value of the RSUs was determined based on the closing price of Exelis common stock on the date of grant. The fair value of the TSR awards were measured based on the Company’s performance relative to the performance of the S&P 1500 Aerospace and Defense index. Depending on the Company’s performance during the three-year performance period, payment can range from 0% to 200% of the target value.
The following table details the weighted average assumptions utilized in determining the fair value of the NQOs granted during the three months March 31, 2014.

Dividend yield	1.98%
Expected volatility	26.8%
Expected life (in years)	7.0
Risk-free rates	2.20%
Weighted-average grant date fair value per share	$5.12
NOTE 14
RELATED PARTY TRANSACTIONS
Separation Agreements
On October 31, 2011, ITT Corporation ("ITT") completed the spin-off (the “ITT Spin-off”) of Exelis and Exelis began operating as a stand-alone publicly traded corporation. Prior to the Spin-off, Exelis operated as the Defense and Information Solutions Segment of ITT.
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

Page | 14

Services provided to and received from ITT and Xylem Inc. under the separation agreements were generally provided at cost and were substantially completed by the end of 2013. At March 31, 2014 and December 31, 2013, total payables due from Exelis to ITT and Xylem Inc. were $9 and $9, respectively, and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $7, respectively.
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
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $25 and $26 as of March 31, 2014 and December 31, 2013, respectively, for environmental matters. We believe the total amount accrued is appropriate based on existing facts and circumstances.
The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	March 31, 2014	December 31, 2013
Low-end range	$22	$23
High-end range	$44	$44
Number of active environmental investigations and remediation sites	23	24

Page | 15

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
Letters of Credit
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At March 31, 2014, there was an aggregate of approximately $104 in surety bonds, guarantees and stand-by letters of credit outstanding.

Page | 16

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
Segment financial results were as follows:

	Three Months Ended March 31,
	2014			2013
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$480	$—	$480	$499	$—	$499
Information and Technical Services	—	565	565	—	686	686
Total	$480	$565	$1,045	$499	$686	$1,185

	Three Months Ended March 31,
	2014	2013
Operating Income
C4ISR Electronics and Systems	$43	$19
Information and Technical Services	46	55
Total Operating Income	$89	$74
Operating Margin
C4ISR Electronics and Systems	9.0%	3.8%
Information and Technical Services	8.1%	8.0%
Total Operating Margin	8.5%	6.2%

Page | 17

	March 31, 2014	December 31, 2013
Assets
C4ISR Electronics and Systems	$3,059	$3,031
Information and Technical Services	1,141	1,097
Segments total	4,200	4,128
Corporate and Other	558	756
Total Assets	$4,758	$4,884

Page | 18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
You should read the following discussion of our financial condition and results of operations together with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q, as well as the audited Consolidated and Combined Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which provides additional information regarding the Company, our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward looking statements.
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
Spin-off of Vectrus
On December 11, 2013, Exelis announced that its Board of Directors approved a plan to spin-off part of its military and government services business ("Vectrus, Inc." or "Vectrus", formerly referred to as Mission Systems) through a transaction that is intended to be tax-free to Exelis and its shareholders. The spin-off is subject to final approval by the Company’s Board of Directors. Following completion of the spin-off, Vectrus will be an independent, publicly traded company. Vectrus is currently part of the Company’s Information and Technical Services segment and includes the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services.
Economic Opportunities, Challenges, and Risks
U.S. defense and other discretionary budgets have been under pressure as the United States continues to face economic challenges and as concerns over persistent U.S. fiscal deficits and the level of U.S. national debt continue to drive political debate. The Consolidated Appropriations Act of 2014, which was signed into law on January 17, 2014, provides $1.012 trillion in discretionary spending and adheres to the Bipartisan Budget Act of 2013. Within the $1.012 trillion in discretionary spending, the amount for national security and defense related spending for fiscal year 2014 was $520 billion, about $2 billion more than in fiscal year 2013. Within the $1.014 trillion in discretionary spending for fiscal year 2015, the amount for national security and defense related spending increased slightly to $521 billion.

Page | 19

The Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets and mandated substantial additional spending reductions through a process known as "sequestration." The sequestration spending reductions required for defense were approximately $43 billion for fiscal year 2013, increasing to approximately $55 billion for fiscal year 2014 and beyond. The combined effect of the Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act of 2014 is a substantial alteration of sequestration in the near term. The Congressional Budget Office (CBO) reported that there would be no additional cuts, across the board cuts or sequestration in fiscal year 2014. This is the expectation, because Congress has enacted a fiscal year 2014 appropriations bill complying with the new defense and non-defense caps. The same could occur in fiscal year 2015 if Congress appropriates no more than the $1.014 trillion in discretionary spending and adheres to the revised defense and non-defense caps. By incorporating these alterations to the original Budget Control Act, the CBO still anticipates achievement of $539 billion in discretionary spending reductions from fiscal year 2016 to 2021.
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
The information provided above does not represent a complete list of known trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Part 1, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and our disclosure under the caption “Forward-Looking and Cautionary Statements” at the end of this section.
Executive Summary
Exelis reported revenue of $1.0 billion for the quarter ended March 31, 2014, a decrease of 12% compared to the corresponding period in 2013. The decrease in revenue was driven by a revenue decline of 18% within our Information and Technical Services segment primarily due to lower activity on our Middle East and Afghanistan based contracts within our Infrastructure Asset Management and Logistics and Supply Chain Management program areas. Revenue also declined 4% in our C4ISR Electronics and Systems segment primarily due to lower demand for Night Vision products and counter-IED jammer products.
Operating income for the three months ended March 31, 2014 was $89, reflecting an increase of $15 or 20% compared to the corresponding prior year period primarily due to lower restructuring charges, partially offset by lower revenue. Operating margin increased quarter-over-quarter to 8.5% from 6.2% primarily due to lower restructuring charges.
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

Page | 20

and infrequent non-operating items and non-operating tax settlements or adjustments. A reconciliation of adjusted net income is provided below.

	Three Months Ended March 31,
	2014	2013
Net income	$52	$44
Separation costs related to the Vectrus spin-off, net of tax	5	—
Adjusted net income	$57	$44
DISCUSSION OF FINANCIAL RESULTS
THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2014	2013	Change
Product and service revenue	$1,045	$1,185	(11.8)%
Cost of product and service revenue	828	934	(11.3)%
Operating expense	128	177	(27.7)%
Operating income	89	74	20.3%
Operating margin	8.5%	6.2%
Interest expense, net	9	8	12.5%
Other (income) expense, net	(2)	2	(200)%
Income tax expense	30	20	50.0%
Effective income tax rate	36.6%	31.3%
Net income	$52	$44	18.2%
Revenue
Revenue for the three months ended March 31, 2014 decreased $140 or 11.8%, as compared to the same prior year period. The following table illustrates revenue for our segments:

	Three Months Ended March 31,
	2014	2013	Change
C4ISR Electronics and Systems	$480	$499	(3.8)%
Information and Technical Services	565	686	(17.6)%
Total Revenue	$1,045	$1,185	(11.8)%
Revenue from our C4ISR Electronics and Systems segment decreased $19 for the three months ended March 31, 2014 as compared with the same period in 2013. The decrease in revenue was primarily due to volume declines in Night Vision products of approximately $37 and counter-IED jammer products of approximately $9. Additionally, revenue decreased on our Worldview-3 satellite imaging program by approximately $8, as this program was substantially completed in 2013. The decrease in revenue was partially offset by higher revenue on our tactical radio products of approximately $44.
Revenue from our Information and Technical Services segment decreased $121 for the three months ended March 31, 2014 as compared with the same period in 2013. The decrease in revenue was primarily due to lower net activity on our Infrastructure Asset Management and Logistics and Supply Chain Management program area contracts, including our Middle East and Afghanistan based contracts (primarily Afghan National Security Forces (ANSF) Facilities Support and Kuwait Base Operating Support Services and Security (K-BOSSS) programs) of approximately $72, and the remaining contracts of approximately $14, and our Operations Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA) contract of approximately $28. The decrease in revenue was

Page | 21

partially offset by higher revenue on our Automated Dependent Surveillance-Broadcast (ADS-B) contract of approximately $8.
Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months Ended March 31,
	2014	2013	Change
Cost of product revenue	$354	$357	(0.8)%
% of product revenue	73.8%	71.5%
Cost of service revenue	$474	$577	(17.9)%
% of service revenue	83.9%	84.1%
Selling, general and administrative expenses	$113	$115	(1.7)%
% of total revenue	10.8%	9.7%
Research and development expenses	$10	$13	(23.1)%
% of total revenue	1.0%	1.1%
Restructuring and asset impairment charges	$5	$49	(89.8)%
% of total revenue	0.5%	4.1%
Cost of Product and Service Revenue
The decrease in cost of product revenue of $3 or 0.8% for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to volume declines within our C4ISR Electronics and Systems segment. The cost of product revenue as a percentage of product revenue increased for the three months ended March 31, 2014 as compared to the corresponding period in 2013 primarily due to a net sales mix of lower margin products.
The decrease in cost of service revenue of $103 or 17.9% for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to lower activity within our Information and Technical Services segment. There was no significant change to the cost of service revenue as a percentage of service revenue for the three months ended March 31, 2014 as compared to the corresponding period in 2013.
Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percentage of total revenue were 10.8% for the three months ended March 31, 2014 as compared to 9.7% during the same period in 2013. The increase in SG&A expenses as a percentage of total revenue was due to lower revenue, partially offset by lower SG&A expenses. For the three months ended March 31, 2014, SG&A expenses decreased as compared to the same period in 2013 primarily due to cost reductions resulting from prior year restructuring actions.
Research and Development (R&D) Expenses
The decrease in R&D expenses of $3 or 23.1% for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the timing of new R&D projects.
Restructuring and Asset Impairment Charges
The decrease in restructuring and asset impairment charges of $44 for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to a restructuring action started in the first quarter of 2013 to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions, which was substantially completed by the end of 2013. During the three months ended March 31, 2014, restructuring and asset impairment charges primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities.

Page | 22

Operating Income
The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended March 31,
	2014	2013	Change
C4ISR Electronics and Systems	$43	$19	126%
Operating margin	9.0%	3.8%
Information and Technical Services	46	55	(16.4)%
Operating margin	8.1%	8.0%
Total operating income	$89	$74	20.3%
Total operating margin	8.5%	6.2%
Operating income at our C4ISR Electronics and Systems segment for the three months ended March 31, 2014 increased $24 or 126% as compared to the same period in 2013. Operating income as a percentage of revenue for the three months ended March 31, 2014 was 9.0% as compared to 3.8% for the same period in 2013. The increase in operating margin was primarily due to lower restructuring charges for the three months ended March 31, 2014 as compared to the same period in 2013.
Operating income at our Information and Technical Services segment for the three months ended March 31, 2014 decreased $9 or 16.4%, as compared to the same period in 2013. Operating income as a percentage of revenue for the three months ended March 31, 2014 was 8.1% as compared to 8.0% for the same period in 2013. There was no significant change in operating margin for the three months ended March 31, 2014 as compared to the same period in 2013.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2014 and 2013, net cumulative catch-up adjustments related to prior periods (decreased) / increased operating income by approximately $(4) and $24, respectively. Cost growth and negative contract pricing adjustments primarily contributed to the net unfavorable cumulative catch-up adjustments in the current period.
Impact to Operating Income from Defined Benefit Plan Expense
We recorded net periodic benefit cost of $17 for the three months ended March 31, 2014 as compared to $26 in the same period in 2013. The decrease in net periodic benefit cost was primarily attributable to better than expected return on plan assets in 2013, which resulted in lower amortization of net actuarial loss for the three months ended March 31, 2014 as compared to the same period in 2013.
Interest Expense, Net
We recorded interest expense, net, of $9 for the three months ended March 31, 2014 as compared to $8 during the same period in 2013. Interest expense, net, is primarily related to our senior notes.
Other (Income) Expense, Net
We recorded other income, net, of $2 for the three months ended March 31, 2014 as compared to other expense, net, of $2 in the same period in 2013. The period-over-period change was not significant.

Page | 23

Income Tax Expense
We recorded income tax expense of $30 for the three months ended March 31, 2014 as compared to $20 in the same period in 2013, which represented effective income tax rates of 36.6% and 31.3%, respectively. The increase in the quarterly effective income tax rate as compared to the same period in 2013 was primarily due to the expiration of the federal research and development tax credit at the end of 2013 and the favorable impact of a discrete item in the first quarter of 2013 related to the renewal of the 2012 federal research and development tax credit.
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
Funded orders received decreased $0.1 billion, to $1.0 billion, during the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to the timing of several large funded awards received in the first quarter of 2013 on our Middle East and Afghanistan based programs within our Information and Technical Services segment, partially offset by higher funded orders within our C4ISR Electronics and Systems segment, including Integrated Defensive Electronic Countermeasures (IDECM) products for military aircraft. At March 31, 2014 and December 31, 2013, total backlog was $9.4 billion.
Backlog consisted of the following:

(In billions)	March 31, 2014	December 31, 2013
Funded backlog	$3.4	$3.4
Unfunded backlog	6.0	6.0
Total backlog	$9.4	$9.4
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

Page | 24

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
At December 31, 2013, our defined benefit pension plans were underfunded by $1.2 billion. During the three months ended March 31, 2014, we made total contributions of $33 to our qualified pension plans. We currently anticipate making additional contributions to our qualified pension plans in the range of $150 to $160 during the remainder of 2014.
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
On February 20, 2014, our Board of Directors declared a cash dividend of $0.10 per share, payable on April 1, 2014 to shareholders of record on March 14, 2014.
Sources and Uses of Liquidity
The following table provides the net cash provided by or used in operating activities, investing activities and financing activities.

	Three Months Ended March 31,
	2014	2013
Operating activities	$(158)	$(65)
Investing activities	(4)	(32)
Financing activities	(27)	(1)
Foreign exchange	—	(9)
Net change in cash and cash equivalents	$(189)	$(107)
Net cash used in operating activities increased $93 for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to changes in receivables of $57, a decrease in restructuring and asset impairment charges net of payments for restructuring of $49 and changes in advance payments and billings in excess of costs of $35, partially offset by changes in accounts payable of $35.
Net cash used in investing activities decreased $28 for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to lower net cash paid for acquisitions of $15 and lower capital expenditures of $10.
Net cash used in financing activities increased $26 for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to cash paid for common stock repurchases of $24 and dividend payments to our shareholders of $20, partially offset by higher proceeds received from the exercise of stock options of $11.

Page | 25

Capital Resources
At March 31, 2014, the Company held cash and cash equivalents of $280, which included $146 held by foreign subsidiaries, and had a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was no commercial paper outstanding under our commercial paper program as of March 31, 2014.
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
We have outstanding long-term debt consisting of $250 of 4.25% senior notes due in 2016 and $400 of 5.55% senior notes due in 2021. Interest on the senior notes is payable on April 1 and October 1 of each year. The senior notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The senior notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions, and the senior notes are subject to customary events of default.
The credit facility, commercial paper and senior notes are discussed further in Note 11, “Debt,” in the notes to the unaudited Condensed Consolidated Financial Statements.
Contractual Obligations
There have been no material changes to our contractual obligations from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
At March 31, 2014, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. There have been no material changes to our operating leases from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnities that we provide to them pursuant to various separation arrangements entered into in connection with the ITT Spin-off.
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
There have been no significant changes in our critical accounting policies, estimates and judgments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Page | 26

Recent Accounting Pronouncements and Accounting Standards Updates
See Note 2, “Recent Accounting Pronouncements,” to the unaudited Condensed Consolidated Financial Statements for information related to recent accounting pronouncements and accounting standards updates.
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Act”). Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” "may," "could," "outlook" and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013, and those described from time to time in our future reports filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2014. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for further information.

Page | 27

ITEM 1A. RISK FACTORS
The “Risk Factors” section, under Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013 describes risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(In millions, except per share amounts, unless otherwise stated)
There were no sales of unregistered equity securities during the quarter ended March 31, 2014.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
January 1, 2014 – January 31, 2014	0.60	$18.99	0.60	$73
February 1, 2014 – February 28, 2014	—	—	—	73
March 1, 2014 – March 31, 2014	0.94	19.35	0.94	55
Total	1.54	$19.21	1.54	$55
(a) We have a share repurchase program, which was approved by the Board of Directors on December 11, 2012, for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $100. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on December 31, 2015. As of March 31, 2014, we had repurchased a total of 2.5 shares of our common stock under the program for $45, and had remaining authorization of $55 for future share repurchases. There were no repurchases of our common stock other than in connection with this share repurchase program.
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

EXELIS INC.
(Registrant)

May 2, 2014	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer
(Principal Accounting Officer)

Page | 29

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on May 11, 2012 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(10.01)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated Restricted Stock Unit Agreement (Stock Settled)	Incorporated by reference to Exhibit 10.01 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.02)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated Restricted Stock Unit Agreement (Cash Settled)	Incorporated by reference to Exhibit 10.02 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.03)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.03 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.04)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated TSR Award Agreement	Incorporated by reference to Exhibit 10.04 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(11)	Statement re computation of per share earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement re computation of ratios	Filed herewith.

Page | 30

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

(101)
The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
Submitted electronically with this Report.

Page | 31