Form 10-Q
period 2014-06-30
Exelis Inc.
filed 2014-08-01
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 29, 2014 there were 188,325,004 shares of common stock ($0.01 par value per share) outstanding.

Page | 2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenue	$523	$518	$1,003	$1,017
Service revenue	594	733	1,159	1,419
Total revenue	1,117	1,251	2,162	2,436
Cost of product revenue	378	380	732	737
Cost of service revenue	505	594	979	1,171
Selling, general and administrative expenses	114	122	227	237
Research and development expenses	15	15	25	28
Restructuring and asset impairment charges	2	13	7	62
Operating income	103	127	192	201
Interest expense, net	9	10	18	18
Other (income) expense, net	(2)	(3)	(4)	(1)
Income from continuing operations before income tax expense	96	120	178	184
Income tax expense	35	42	65	62
Net income	$61	$78	$113	$122
Earnings Per Share
Basic
Net income	$0.32	$0.41	$0.60	$0.65
Diluted
Net income	$0.32	$0.41	$0.58	$0.64
Weighted average common shares outstanding – basic	189.0	188.2	189.3	188.2
Weighted average common shares outstanding – diluted	193.6	190.5	194.2	190.2
Cash dividends declared per common share	$0.10	$0.10	$0.21	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 3

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$61	$78	$113	$122
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	3	(2)	4	(12)
Defined benefit plans
Net actuarial gain arising during the period	—	116	—	116
Amortization of net actuarial loss included in net periodic benefit cost	13	18	27	36
Amortization of prior service cost included in net periodic benefit cost	1	—	1	1
Other comprehensive income (loss), net of tax	17	132	32	141
Total comprehensive income	$78	$210	$145	$263

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 4

EXELIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$394	$469
Receivables, net	964	939
Inventories, net	259	246
Deferred tax asset	18	16
Other current assets	50	70
Total current assets	1,685	1,740
Plant, property and equipment, net	460	498
Goodwill	2,190	2,184
Other intangible assets, net	157	167
Deferred tax asset	183	216
Other non-current assets	93	79
Total non-current assets	3,083	3,144
Total assets	$4,768	$4,884
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$348	$367
Advance payments and billings in excess of costs	272	301
Compensation and other employee benefits	196	216
Other accrued liabilities	143	160
Total current liabilities	959	1,044
Defined benefit plans	1,312	1,407
Long-term debt	649	649
Deferred tax liability	3	2
Other non-current liabilities	113	130
Total non-current liabilities	2,077	2,188
Total liabilities	3,036	3,232
Commitments and contingencies (Note 15)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,651	2,623
Treasury stock	(69)	(16)
Retained earnings	548	475
Accumulated other comprehensive loss	(1,400)	(1,432)
Total shareholders’ equity	1,732	1,652
Total liabilities and shareholders’ equity	$4,768	$4,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 5

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$113	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	56
Stock-based compensation	14	16
Restructuring and asset impairment charges	7	62
Payments for restructuring	(18)	(23)
Defined benefit plans expense	34	48
Defined benefit plans payments	(84)	(75)
Change in assets and liabilities
Change in receivables	(25)	(45)
Change in inventories	(13)	(13)
Change in other assets	18	(3)
Change in accounts payable	(19)	(76)
Change in advance payments and billings in excess of costs	(29)	6
Change in deferred taxes	14	7
Change in other liabilities	(43)	(39)
Other, net	(2)	1
Net cash provided by operating activities	22	44
Investing activities
Capital expenditures	(18)	(36)
Proceeds from the sale of assets	3	9
Acquisitions, net of cash acquired	(6)	(16)
Other, net	—	(1)
Net cash used in investing activities	(21)	(44)
Financing activities
Dividends paid	(40)	(19)
Common stock repurchased	(53)	(5)
Proceeds from the exercise of stock options	15	3
Other, net	(2)	(3)
Net cash used in financing activities	(80)	(24)
Exchange rate effects on cash and cash equivalents	4	(9)
Net change in cash and cash equivalents	(75)	(33)
Cash and cash equivalents – beginning of year	469	292
Cash and cash equivalents – end of period	$394	$259

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

Page | 7

During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three and six months ended June 30, 2014, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $5 and $2, respectively, and diluted earnings per share by approximately $0.02 and $0.01, respectively. For the three and six months ended June 30, 2013, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $39 and $59, respectively, and diluted earnings per share by approximately $0.13 and $0.21, respectively.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued final guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers, aimed at improving comparability within industries, across industries, and across capital markets. The new guidance contains principles, including a five step approach, that an entity will apply to determine the measurement and timing of revenue recognition that will require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures intended to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and the related cash flows. Adoption of this guidance could affect the measurement and timing of revenue recognition on our contracts. The guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initial application of the guidance recognized in retained earnings on the date of initial adoption (simplified transition method). Early adoption is not permitted. We are currently evaluating the methods of adoption and the potential impact of this guidance on our financial position, results of operations and cash flows.
The FASB recently issued final guidance aimed at reducing the frequency of disposals reported as discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation, focusing on strategic shifts that have or will have a major effect on an entity's operations and financial results. The guidance expands the disclosures for discontinued operations, but does not change the presentation requirements for discontinued operations in the income statement. The guidance is effective prospectively for annual periods beginning on or after December 15, 2014, with early adoption permitted, and would only apply to disposals completed subsequent to adoption. We will adopt this guidance on January 1, 2015.
Other new pronouncements issued but not effective until after June 30, 2014 are not expected to have a material impact on our financial position, results of operations or cash flows.
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

Page | 8

NOTE 4
EARNINGS PER SHARE
The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	189.0	188.2	189.3	188.0
Add: Weighted average restricted stock awards outstanding(a)	—	—	—	0.2
Basic weighted average common shares outstanding	189.0	188.2	189.3	188.2
Add: Dilutive impact of stock options	2.7	0.5	2.9	0.4
Add: Dilutive impact of restricted stock units	1.9	1.8	2.0	1.6
Diluted weighted average common shares outstanding	193.6	190.5	194.2	190.2

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

For the three and six months ended June 30, 2014, we excluded from our diluted share calculation 0.6 and 0.4 shares, respectively, related to stock options and 0.4 and 0.3 shares, respectively, related to restricted stock units, and for the three and six months ended June 30, 2013, we excluded 6.6 and 10.7 shares, respectively, related to stock options and zero shares related to restricted stock units, as their effect would have been antidilutive.
NOTE 5
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share) and 50 shares of preferred stock (no par value per share) on June 30, 2014 and December 31, 2013. There were 192.2 and 190.4 shares of common stock issued at June 30, 2014 and December 31, 2013, respectively, and 188.3 and 189.4 shares of common stock outstanding at June 30, 2014 and December 31, 2013, respectively. No preferred stock was issued and outstanding at June 30, 2014 and December 31, 2013.
During the six months ended June 30, 2014, we repurchased a total of 2.9 shares of our common stock under our share repurchase program for $53, and as of June 30, 2014 the Company had remaining authorization of $31 for future share repurchases through December 31, 2015.
Dividends
On May 7, 2014, our Board of Directors declared a cash dividend of $0.10 per share, payable on July 1, 2014 to shareholders of record on May 23, 2014. During the six months ended June 30, 2014, we declared two quarterly cash dividends totaling $40 or $0.21 per share.

Page | 9

NOTE 6
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, net of tax, by component, for the six months ended June 30, 2014:

	Net Foreign Currency Translation Adjustments	Unamortized Defined Benefit Plan Costs		Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$16	$(1,448)		$(1,432)
Other comprehensive income (loss) before reclassifications	4	—		4
Amounts reclassified from accumulated other comprehensive loss	—	28	(a)	28
Other comprehensive income (loss), net of tax	4	28		32
Balance at June 30, 2014	$20	$(1,420)		$(1,400)
(a) This accumulated other comprehensive loss component primarily relates to the amortization of net actuarial loss. For the three and six months ended June 30, 2014, the amortization of net actuarial loss was $13 (net of tax of $9) and $27 (net of tax of $17), respectively, which are included in the computation of net periodic benefit cost (Note 12).
Unamortized defined benefit plan costs consist primarily of net actuarial loss totaling $1,416 and $1,443, net of tax, as of June 30, 2014 and December 31, 2013, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.
Unamortized defined benefit plan costs included in accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets were reduced by taxes of $917 and $934 as of June 30, 2014 and December 31, 2013, respectively. The changes in defined benefit plan costs included in other comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income were reduced by taxes of $9 and $17 for the three and six months ended June 30, 2014, respectively, and $88 and $100 for the three and six months ended June 30, 2013, respectively.
NOTE 7
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate, adjusted for discrete items within the period. The comparison of effective income tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended June 30, 2014, the Company recorded an income tax provision of $35 or 36.5% of income from continuing operations before income tax expense as compared to $42 or 35.0% during the same prior year period. For the six months ended June 30, 2014, the Company recorded an income tax provision of $65 or 36.5% of income from continuing operations before income tax expense as compared to $62 or 33.7% during the same prior year period. The effective income tax rate varies from the federal statutory rate of 35% primarily due to the unfavorable impact of state taxes offset by the favorable impact from the U.S. manufacturing deduction. The effective income tax rate for the six months ended June 30, 2013 also included the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit.

Page | 10

NOTE 8
RECEIVABLES, NET
Receivables, net were comprised of the following:

	June 30, 2014	December 31, 2013
Billed receivables	$414	$395
Unbilled contract receivables	545	537
Other	9	11
Receivables, gross	968	943
Allowance for doubtful accounts	(4)	(4)
Receivables, net	$964	$939
Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the U.S. Government, were $331 and $314 at June 30, 2014 and December 31, 2013, respectively. Because the Company’s billed receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term sales contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the June 30, 2014 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.
NOTE 9
INVENTORIES, NET
Inventories, net were comprised of the following:

	June 30, 2014	December 31, 2013
Production costs of contracts in process	$226	$217
Less progress payments	(31)	(27)
Production costs of contracts in process, net	195	190
Product inventory	64	56
Inventories, net	$259	$246
NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
As of June 30, 2014 and December 31, 2013, goodwill was $2,190 and $2,184, respectively. As of June 30, 2014 and December 31, 2013, goodwill for our C4ISR Electronics and Systems segment was $1,810 and $1,800, respectively, and goodwill for our Information and Technical Services segment was $380 and $384, respectively.
Other Intangible Assets, Net
Information regarding our other intangible assets was as follows:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$525	$(382)	$143	$525	$(371)	$154
Proprietary technology	32	(23)	9	30	(22)	8
Trademarks, patents and other	9	(4)	5	9	(4)	5
Total other intangible assets	$566	$(409)	$157	$564	$(397)	$167

Page | 11

Amortization expense related to other intangible assets for the three and six months ended June 30, 2014 was $5 and $12, respectively, and $6 and $13 for the three and six months ended June 30, 2013, respectively.
Estimated amortization expense for the remaining six months of 2014 and each of the five succeeding years and thereafter is as follows:

Remaining 2014	$12
2015	22
2016	20
2017	17
2018	15
2019 and thereafter	71
Total	$157
NOTE 11
DEBT
Debt consisted of the following:

	June 30, 2014	December 31, 2013
Long-term debt	$650	$650
Unamortized debt discounts	(1)	(1)
Total long-term debt	$649	$649

The following table provides a summary of interest rates, carrying values and estimated fair values of outstanding long-term debt:

		June 30, 2014		December 31, 2013
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes due 2016	4.25%	$250	$264	$250	$263
Senior notes due 2021	5.55%	400	430	400	404
Total		$650	$694	$650	$667
The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources.
Commercial Paper
The Company’s commercial paper program generally enables the Company to borrow short-term funds at competitive rates. The commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of June 30, 2014 and December 31, 2013, there was no commercial paper outstanding under our commercial paper program.
Credit Facility
The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of revolving loans, competitive advances and letters of credit with a face amount up to $100. Borrowings under the Credit Facility bear interest at rates based, at our option, on a Eurodollar rate or an alternate base rate, as defined in the Credit Facility. As of June 30, 2014 and December 31, 2013, there were no borrowings or letters of credit outstanding under the Credit Facility.

Page | 12

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
Senior Notes
The Company has outstanding long-term debt consisting of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”). As of June 30, 2014 and December 31, 2013, accrued interest payable on the Notes, included in other accrued liabilities, was $8 and $8, respectively, and is payable on April 1 and October 1 of each year.
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
NOTE 12
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Three Months Ended June 30,
	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$16	$1	$17	$19	$—	$19
Interest cost	63	5	68	60	4	64
Expected return on plan assets	(85)	(6)	(91)	(86)	(5)	(91)
Amortization of net actuarial loss	21	1	22	26	3	29
Amortization of prior service cost	1	—	1	1	—	1
Total net periodic benefit cost	$16	$1	$17	$20	$2	$22

	Six Months Ended June 30,
	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$32	$1	$33	$38	$1	$39
Interest cost	126	10	136	120	9	129
Expected return on plan assets	(170)	(11)	(181)	(171)	(11)	(182)
Amortization of net actuarial loss	42	2	44	54	6	60
Amortization of prior service cost	1	—	1	2	—	2
Net periodic benefit cost	31	2	33	43	5	48
Effect of curtailments	1	—	1	—	—	—
Total net periodic benefit cost	$32	$2	$34	$43	$5	$48
We contributed $77 and $62 to our qualified defined benefit pension plans during the six months ended June 30, 2014 and 2013, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans in the range of $105 to $115 during the remainder of 2014.

Page | 13

NOTE 13
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan to govern awards granted to Exelis employees and directors, including awards of non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards.
The following table provides the impact of stock-based compensation in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation cost for equity-based awards	$6	$8	$13	$13
Compensation cost for liability-based awards	—	3	1	3
Total compensation costs, pre-tax	$6	$11	$14	$16
Future tax benefit	$2	$4	$5	$5
At June 30, 2014, total unrecognized compensation costs related to equity-based awards and liability-based awards were $22 and $4, respectively, which are expected to be recognized ratably over a weighted-average period of 2.2 years and 2.0 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the six months ended June 30, 2014:

	Stock Options		Restricted Stock Units
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	11.46	$11.13	3.48	$11.48
Granted	0.57	20.82	0.72	20.52
Exercised	(1.30)	11.28	—	—
Vested	—	—	(0.79)	12.67
Forfeited, canceled or expired	(0.07)	10.95	(0.06)	11.90
Outstanding at June 30, 2014	10.66	$11.63	3.35	$13.14
During the six months ended June 30, 2014, we granted long-term incentive awards to employees consisting of 0.6 NQOs and 0.7 RSUs with respective weighted average grant date fair values per share of $5.12 and $20.52. The NQOs vest annually in three equal installments and have a ten-year expiration period. The RSUs vest annually in three equal installments. We also granted TSR awards with an aggregate target value of $5 that are cash settled at the end of a three-year performance period. The fair value of the NQOs was estimated on the date of grant using the Black-Scholes model. The fair value of the RSUs was determined based on the closing price of Exelis common stock on the date of grant. The fair value of the TSR awards were measured based on the Company’s performance relative to the performance of the S&P 1500 Aerospace and Defense index. Depending on the Company’s performance during the three-year performance period, payment can range from 0% to 200% of the target value.
The following table details the weighted average assumptions utilized in determining the fair value of the NQOs granted during the first six months of 2014.

Dividend yield	1.98%
Expected volatility	26.8%
Expected life (in years)	7.0
Risk-free rates	2.20%
Weighted-average grant date fair value per share	$5.12

Page | 14

NOTE 14
RELATED PARTY TRANSACTIONS
Separation Agreements
On October 31, 2011, ITT Corporation ("ITT") completed the spin-off (the “ITT Spin-off”) of Exelis and Exelis began operating as a stand-alone publicly traded corporation. Prior to the ITT Spin-off, Exelis operated as the Defense and Information Solutions Segment of ITT.
In order to govern certain ongoing relationships between Exelis and ITT following the ITT Spin-off and to provide mechanisms for an orderly transition, on October 25, 2011, Exelis, ITT, and Xylem Inc. executed the various agreements that govern the ongoing relationships between and among the three companies after the ITT Spin-off and provided for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the ITT Spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, several real estate matters agreements, and Master Transition Services Agreement. Certain intercompany work orders and/or informal intercompany commercial arrangements were converted into third-party contracts based on ITT’s standard terms and conditions.
The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem Inc. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims.
Services provided to and received from ITT and Xylem Inc. under the separation agreements were generally provided at cost and were substantially completed by the end of 2013. At June 30, 2014 and December 31, 2013, total payables due from Exelis to ITT and Xylem Inc. were $9 and $9, respectively, and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $7, respectively.
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
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency (EPA), and from other governmental agencies, that a number of sites formerly or currently owned and/or operated by Exelis, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.

Page | 15

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
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $25 and $26 as of June 30, 2014 and December 31, 2013, respectively, for environmental matters. We believe the total amount accrued is appropriate based on existing facts and circumstances.
The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	June 30, 2014 (a)	December 31, 2013
Low-end range	$22	$23
High-end range	$69	$44
Number of active environmental investigations and remediation sites	46	24

(a)
In June 2014, the Company received notice from the Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. Pending further information, we have increased the number of active sites and the high-end range of estimated loss based on our historical costs for similar matters.

On April 11, 2014, the EPA issued a proposed plan for remedial alternatives to address the cleanup of the lower eight mile stretch of the Passaic River. The EPA estimates the cost for the alternatives will range from $0.4 billion to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The public comment period ends August 20, 2014, after which the EPA will evaluate all the input and make its final record of decision, which is expected in 2015. Therefore, the ultimate remedial approach and associated costs and the parties who will participate in funding the remediation and their respective allocations have not been determined. The Company has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. We will vigorously defend our self in this matter and we believe our ultimate costs will not be material.
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

Page | 16

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
Letters of Credit
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At June 30, 2014, there was an aggregate of approximately $96 in surety bonds, guarantees and stand-by letters of credit outstanding.
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

Page | 17

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
Segment financial results were as follows:

	Three Months Ended June 30,
	2014			2013
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$523	$—	$523	$518	$—	$518
Information and Technical Services	—	594	594	—	733	733
Total	$523	$594	$1,117	$518	$733	$1,251

	Six Months Ended June 30,
	2014			2013
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$1,003	$—	$1,003	$1,017	$—	$1,017
Information and Technical Services	—	1,159	1,159	—	1,419	1,419
Total	$1,003	$1,159	$2,162	$1,017	$1,419	$2,436

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Income
C4ISR Electronics and Systems	$60	$40	$103	$59
Information and Technical Services	43	87	89	142
Total Operating Income	$103	$127	$192	$201
Operating Margin
C4ISR Electronics and Systems	11.5%	7.7%	10.3%	5.8%
Information and Technical Services	7.2%	11.9%	7.7%	10.0%
Total Operating Margin	9.2%	10.2%	8.9%	8.3%

	June 30, 2014	December 31, 2013
Assets
C4ISR Electronics and Systems	$3,005	$3,031
Information and Technical Services	1,122	1,097
Segments total	4,127	4,128
Corporate and Other	641	756
Total Assets	$4,768	$4,884

Page | 18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q as well as the audited Consolidated and Combined Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which provides additional information regarding the Company, our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward looking statements.
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
Companies which derive substantial revenues from federal contracting will benefit from comprehensive legislation which implements fundamental multi-year changes that would prevent sequestration from continuing. The debate over how and when a solution may be reached over the as-yet unresolved sequestration matter remains a significant issue for the defense industry. Uncertainty by our customers related to potential changes in their appropriations and strategic priorities and continued spending reductions from sequestration could materially impact our business.
Programs related to the support of ongoing operations in Afghanistan are subject to changes in the level of U.S. commitment in the region. In May 2014, the Administration announced its plan to steadily reduce the U.S. military presence in Afghanistan over the next three years, to force levels of approximately 9,800 troops beginning in 2015, 5,000 troops beginning in 2016 and 500 troops beginning in 2017, down from over 60,000 U.S. troops in Afghanistan at the beginning of 2013. The U.S. military plans to maintain a limited presence at only two major operating bases after 2015.
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
Executive Summary
Exelis reported revenue of $1.1 billion for the quarter ended June 30, 2014, a decrease of 11% compared to the corresponding period in 2013. The decrease in revenue was driven by a revenue decline of 19% within our Information and Technical Services segment primarily due to lower activity on our Afghanistan based contracts within our Infrastructure Asset Management program area. The decrease in revenue was partially offset by a 1% increase in revenue in our C4ISR Electronics and Systems segment.
Operating income for the three months ended June 30, 2014 was $103, reflecting a decrease of $24 or 19% compared to the corresponding prior year period primarily due to lower revenue. Operating margin decreased quarter-over-quarter to 9.2% from 10.2% primarily due to an increase in the cost of service revenue as a percentage of service revenue.
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

Page | 20

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$61	$78	$113	$122
Separation costs related to the Vectrus spin-off, net of tax	5	—	10	—
Adjusted net income	$66	$78	$123	$122
DISCUSSION OF FINANCIAL RESULTS
THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2013
Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Product and service revenue	$1,117	$1,251	(10.7)%	$2,162	$2,436	(11.2)%
Cost of product and service revenue	883	974	(9.3)%	1,711	1,908	(10.3)%
Operating expense	131	150	(12.7)%	259	327	(20.8)%
Operating income	103	127	(18.9)%	192	201	(4.5)%
Operating margin	9.2%	10.2%		8.9%	8.3%
Interest expense, net	9	10	(10.0)%	18	18	—%
Other (income) expense, net	(2)	(3)	(33.3)%	(4)	(1)	300%
Income tax expense	35	42	(16.7)%	65	62	4.8%
Effective income tax rate	36.5%	35.0%		36.5%	33.7%
Net income	$61	$78	(21.8)%	$113	$122	(7.4)%
Revenue
Revenue for the three and six months ended June 30, 2014 decreased $134 or 10.7% and $274 or 11.2%, respectively, as compared to the same prior year periods. The following table illustrates revenue for our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
C4ISR Electronics and Systems	$523	$518	1.0%	$1,003	$1,017	(1.4)%
Information and Technical Services	594	733	(19.0)%	1,159	1,419	(18.3)%
Total Revenue	$1,117	$1,251	(10.7)%	$2,162	$2,436	(11.2)%
Revenue from our C4ISR Electronics and Systems segment increased $5 for the three months ended June 30, 2014 as compared with the same period in 2013. The increase in revenue was primarily due to volume increases in counter-IED jammer products and Integrated Defensive Electronic Countermeasures (IDECM) products for military aircraft of approximately $16 and $15, respectively. The increase in revenue for the three months ended June 30, 2014 was partially offset by lower revenue on our communication solutions products of approximately $26.
Revenue from our C4ISR Electronics and Systems segment decreased $14 for the six months ended June 30, 2014 as compared with the same period in 2013. The decrease in revenue was primarily due to volume declines in Night Vision products of approximately $32. Additionally, revenue decreased on our Worldview-3 satellite imaging program

Page | 21

by approximately $15, as this program was substantially completed in 2013. The decrease in revenue for the six months ended June 30, 2014 was partially offset by higher revenue on our IDECM products of approximately $30.
Revenue from our Information and Technical Services segment decreased $139 and $260 for the three and six months ended June 30, 2014, respectively, as compared with the same periods in 2013. The decrease in revenue for the three and six months ended June 30, 2014 was primarily due to lower net activity on our Infrastructure Asset Management program area contracts, primarily Afghan National Security Forces (ANSF) Facilities Support and Logistics Civilian Augmentation Program (LOGCAP) programs, of approximately $67 and $134, respectively, and our Operations Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA) contract of approximately $28 and $55, respectively. Revenue on Afghanistan based contracts declined due to site reductions and reduced service levels associated with U.S. military troop reductions. The decrease in revenue for the six months ended June 30, 2014 was partially offset by higher revenue on our Automated Dependent Surveillance-Broadcast (ADS-B) contract of approximately $11.
Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Cost of product revenue	$378	$380	(0.5)%	$732	$737	(0.7)%
% of product revenue	72.3%	73.4%		73.0%	72.5%
Cost of service revenue	$505	$594	(15.0)%	$979	$1,171	(16.4)%
% of service revenue	85.0%	81.0%		84.5%	82.5%
Selling, general and administrative expenses	$114	$122	(6.6)%	$227	$237	(4.2)%
% of total revenue	10.2%	9.8%		10.5%	9.7%
Research and development expenses	$15	$15	—%	$25	$28	(10.7)%
% of total revenue	1.3%	1.2%		1.2%	1.1%
Restructuring and asset impairment charges	$2	$13	(84.6)%	$7	$62	(88.7)%
% of total revenue	0.2%	1.0%		0.3%	2.5%
Cost of Product and Service Revenue
The decrease in cost of product revenue of $2 or 0.5% and the decrease in cost of product revenue as a percentage of product revenue for the three months ended June 30, 2014 as compared to the same period in 2013 were primarily due to a net revenue mix of higher margin products within our C4ISR Electronics and Systems segment.
The decrease in cost of product revenue of $5 or 0.7% for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to volume declines within our C4ISR Electronics and Systems segment. The cost of product revenue as a percentage of product revenue increased for the six months ended June 30, 2014 as compared to the corresponding period in 2013 primarily due to a net revenue mix of lower margin products.
The decrease in cost of service revenue of $89 or 15.0% and $192 or 16.4% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013 was primarily due to lower activity within our Information and Technical Services segment. The cost of service revenue as a percentage of service revenue increased for the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013 primarily due to a net revenue mix of lower margin services, including lower activity on certain higher margin Afghanistan based contracts.
Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percentage of total revenue were 10.2% and 10.5% for the three and six months ended June 30, 2014, respectively, as compared to 9.8% and 9.7%, respectively, during the same periods in 2013. The increase in SG&A expenses as a percentage of total revenue was due to lower revenue, partially offset by lower SG&A expenses. For the three and six months ended June 30, 2014, SG&A expenses decreased as compared to the same periods in 2013 primarily due to cost reductions resulting from prior year restructuring actions.

Page | 22

Research and Development (R&D) Expenses
There was no change in R&D expenses for the three months ended June 30, 2014 as compared to same period in 2013. The decrease in R&D expenses of $3 or 10.7% for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the timing of new R&D projects.
Restructuring and Asset Impairment Charges
The decrease in restructuring and asset impairment charges of $11 and $55 for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013 was primarily due to a restructuring action started in the first quarter of 2013 to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions, which was substantially completed by the end of 2013. During the three and six months ended June 30, 2014, restructuring and asset impairment charges primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities.
Operating Income
The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
C4ISR Electronics and Systems	$60	$40	50.0%	$103	$59	74.6%
Operating margin	11.5%	7.7%		10.3%	5.8%
Information and Technical Services	43	87	(50.6)%	89	142	(37.3)%
Operating margin	7.2%	11.9%		7.7%	10.0%
Total operating income	$103	$127	(18.9)%	$192	$201	(4.5)%
Total operating margin	9.2%	10.2%		8.9%	8.3%
Operating income at our C4ISR Electronics and Systems segment for the three and six months ended June 30, 2014 increased $20 or 50.0% and $44 or 74.6%, respectively, as compared to the same periods in 2013. Operating income as a percentage of revenue for the three and six months ended June 30, 2014 was 11.5% and 10.3%, respectively, as compared to 7.7% and 5.8%, respectively, for the same periods in 2013. The increase in operating margin was primarily due to lower restructuring charges for the three and six months ended June 30, 2014 as compared to the same periods in 2013.
Operating income at our Information and Technical Services segment for the three and six months ended June 30, 2014 decreased $44 or 50.6% and $53 or 37.3%, respectively, as compared to the same periods in 2013. Operating income as a percentage of revenue for the three and six months ended June 30, 2014 was 7.2% and 7.7%, respectively, as compared to 11.9% and 10.0%, respectively, for the same periods in 2013. The decrease in operating margin was primarily due to higher cost of service revenue as a percentage of service revenue for the three and six months ended June 30, 2014 as compared to the same periods in 2013.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $5 and $2, for the three and six months ended June 30, 2014, respectively, and by approximately $39 and $59 for the three and six months ended June 30, 2013, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current three and six month periods.

Page | 23

Impact to Operating Income from Defined Benefit Plan Expense
We recorded net periodic benefit cost of $17 and $34 for the three and six months ended June 30, 2014, respectively, as compared to $22 and $48, respectively, in the same periods in 2013. The decrease in net periodic benefit cost was primarily attributable to better than expected return on plan assets in 2013, which resulted in lower amortization of net actuarial loss for the three and six months ended June 30, 2014 as compared to the same periods in 2013.
Interest Expense, Net
We recorded interest expense, net, of $9 and $18 for the three and six months ended June 30, 2014, respectively, as compared to $10 and $18, respectively, during the same periods in 2013. Interest expense, net, is primarily related to our senior notes.
Other (Income) Expense, Net
We recorded other income, net, of $2 and $4 for the three and six months ended June 30, 2014, respectively, as compared to $3 and $1, respectively, in the same periods in 2013. The period-over-period changes were not significant.
Income Tax Expense
We recorded income tax expense of $35 and $65 for the three and six months ended June 30, 2014, respectively, which represented effective income tax rates of 36.5% and 36.5%, respectively, as compared to $42 or 35.0% and $62 or 33.7%, respectively, during the same periods in 2013. The increase in the 2014 quarterly and year-to-date effective income tax rates as compared to the same periods in 2013 was primarily due to the expiration of the federal research and development tax credit at the end of 2013. The 2013 year-to-date effective income tax rate also included the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit.
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
Funded orders received decreased $0.3 billion, to $2.2 billion, during the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to several large funded awards received in the first half of 2013 on our Middle East and Afghanistan based programs within our Information and Technical Services segment and the timing of Radar, Reconnaissance and Undersea Systems awards within our C4ISR Electronics and Systems segment. The decrease in funded orders was partially offset by higher funded orders for GPS satellite payloads within our C4ISR Electronics and Systems segment. At June 30, 2014, total backlog was $9.0 billion compared to $9.4 billion at December 31, 2013. The decrease in total backlog relates primarily to Middle East and Afghanistan based programs within our Information and Technical Services segment, partially offset by composite aerostructures and GPS and environmental satellite payloads awards within our C4ISR Electronics and Systems segment.
Backlog consisted of the following:

(In billions)	June 30, 2014	December 31, 2013
Funded backlog	$3.4	$3.4
Unfunded backlog	5.6	6.0
Total backlog	$9.0	$9.4

Page | 24

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
At December 31, 2013, our defined benefit pension plans were underfunded by $1.2 billion. During the six months ended June 30, 2014, we made total contributions of $77 to our qualified pension plans. We currently anticipate making additional contributions to our qualified pension plans in the range of $105 to $115 during the remainder of 2014.
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
On May 7, 2014, our Board of Directors declared a cash dividend of $0.10 per share, payable on July 1, 2014 to shareholders of record on May 23, 2014. During the six months ended June 30, 2014, we declared two quarterly cash dividends totaling $40 or $0.21 per share.

Page | 25

Sources and Uses of Liquidity
The following table provides the net cash provided by or used in operating activities, investing activities and financing activities.

	Six Months Ended June 30,
	2014	2013
Operating activities	$22	$44
Investing activities	(21)	(44)
Financing activities	(80)	(24)
Foreign exchange	4	(9)
Net change in cash and cash equivalents	$(75)	$(33)
Net cash provided by operating activities decreased $22 for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to a decrease in restructuring and asset impairment charges net of payments for restructuring of $50 and changes in advance payments and billings in excess of costs of $35, partially offset by changes in accounts payable of $57.
Net cash used in investing activities decreased $23 for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to lower capital expenditures of $18 and lower net cash paid for acquisitions of $10 .
Net cash used in financing activities increased $56 for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to an increase in cash paid for common stock repurchases of $48 and dividend payments to our shareholders of $21, partially offset by higher proceeds received from the exercise of stock options of $12.
Capital Resources
At June 30, 2014, the Company held cash and cash equivalents of $394, which included $150 held by foreign subsidiaries, and had a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was no commercial paper outstanding under our commercial paper program as of June 30, 2014.
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

Page | 26

Off-Balance Sheet Arrangements
At June 30, 2014, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. There have been no material changes to our operating leases from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnities that we provide to them pursuant to various separation arrangements entered into in connection with the ITT Spin-off.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2014. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives.

Page | 27

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(In millions, except per share amounts, unless otherwise stated)
There were no sales of unregistered equity securities during the quarter ended June 30, 2014.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
April 1, 2014 – April 30, 2014	0.07	$18.97	0.07	$54
May 1, 2014 – May 31, 2014	1.20	16.96	1.20	33
June 1, 2014 – June 30, 2014	0.13	17.44	0.13	31
Total	1.40	$17.12	1.40	$31
(a) We have a share repurchase program, which was approved by the Board of Directors and announced by the Company on December 11, 2012, for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $100. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on December 31, 2015. As of June 30, 2014, we had repurchased a total of 3.9 shares of our common stock under the program for $69, and had remaining authorization of $31 for future share repurchases. There were no repurchases of our common stock other than in connection with this share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

Page | 28

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See the Exhibit Index for a list of exhibits filed herewith.

Page | 29

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIS INC.
(Registrant)

August 1, 2014	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer
(Principal Accounting Officer)

Page | 30

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on May 9, 2014 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.2 of Exelis Inc.’s Form 8-K Current Report filed on May 9, 2014 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(11)	Statement re computation of per share earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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

Page | 31

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

(101)
The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
Submitted electronically with this Report.

Page | 32