Form 10-Q
period 2014-09-30
Exelis Inc.
filed 2014-10-31
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 28, 2014 there were 186,749,096 shares of common stock ($0.01 par value per share) outstanding.

Page | 2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenue	$503	$498	$1,506	$1,515
Service revenue	565	643	1,724	2,062
Total revenue	1,068	1,141	3,230	3,577
Cost of product revenue	356	354	1,088	1,091
Cost of service revenue	477	537	1,456	1,708
Selling, general and administrative expenses	117	100	344	337
Research and development expenses	18	11	43	39
Restructuring and asset impairment charges	4	6	11	68
Operating income	96	133	288	334
Interest expense, net	9	10	27	28
Other (income) expense, net	(1)	3	(5)	2
Income from continuing operations before income tax expense	88	120	266	304
Income tax expense	36	40	101	102
Net income	$52	$80	$165	$202
Earnings Per Share
Basic
Net income	$0.28	$0.42	$0.87	$1.07
Diluted
Net income	$0.27	$0.41	$0.85	$1.06
Weighted average common shares outstanding – basic	188.4	188.5	189.0	188.3
Weighted average common shares outstanding – diluted	193.2	192.8	193.9	191.0
Cash dividends declared per common share	$0.10	$0.10	$0.31	$0.31

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 3

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$52	$80	$165	$202
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	(9)	9	(5)	(3)
Defined benefit plans
Net actuarial gain arising during the period	—	—	—	116
Amortization of net actuarial loss included in net periodic benefit cost	25	17	52	53
Amortization of prior service cost included in net periodic benefit cost	—	—	1	1
Other comprehensive income (loss), net of tax	16	26	48	167
Total comprehensive income	$68	$106	$213	$369

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 4

EXELIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$524	$469
Receivables, net	939	939
Inventories, net	258	246
Deferred tax asset	44	16
Other current assets	42	70
Total current assets	1,807	1,740
Plant, property and equipment, net	452	498
Goodwill	2,195	2,184
Other intangible assets, net	157	167
Deferred tax asset	186	216
Other non-current assets	120	79
Total non-current assets	3,110	3,144
Total assets	$4,917	$4,884
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$311	$367
Advance payments and billings in excess of costs	266	301
Compensation and other employee benefits	183	216
Other accrued liabilities	173	160
Total current liabilities	933	1,044
Defined benefit plans	1,259	1,407
Long-term debt	778	649
Deferred tax liability	3	2
Other non-current liabilities	155	130
Total non-current liabilities	2,195	2,188
Total liabilities	3,128	3,232
Commitments and contingencies (Note 15)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,660	2,623
Treasury stock	(69)	(16)
Retained earnings	580	475
Accumulated other comprehensive loss	(1,384)	(1,432)
Total shareholders’ equity	1,789	1,652
Total liabilities and shareholders’ equity	$4,917	$4,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 5

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$165	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	85
Stock-based compensation	21	25
Restructuring and asset impairment charges	11	68
Payments for restructuring	(23)	(42)
Defined benefit plans expense	48	69
Defined benefit plans payments	(134)	(136)
Change in assets and liabilities
Change in receivables	1	(22)
Change in inventories	(10)	(4)
Change in other assets	9	(5)
Change in accounts payable	(56)	(93)
Change in advance payments and billings in excess of costs	(35)	13
Change in deferred taxes	(14)	31
Change in other liabilities	2	(73)
Other, net	(2)	—
Net cash provided by operating activities	71	118
Investing activities
Capital expenditures	(37)	(57)
Proceeds from the sale of assets	4	9
Acquisitions, net of cash acquired	(22)	(16)
Other, net	(1)	—
Net cash used in investing activities	(56)	(64)
Financing activities
Proceeds from the issuance of debt	140	—
Payment of debt Issuance costs	(4)	—
Dividends paid	(60)	(39)
Common stock repurchased	(53)	(5)
Proceeds from the exercise of stock options	17	11
Other, net	2	(2)
Net cash provided by (used in) financing activities	42	(35)
Exchange rate effects on cash and cash equivalents	(2)	(2)
Net change in cash and cash equivalents	55	17
Cash and cash equivalents – beginning of year	469	292
Cash and cash equivalents – end of period	$524	$309

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 6

EXELIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)
NOTE 1
BACKGROUND, BASIS OF PRESENTATION AND USE OF ESTIMATES
Background
Exelis Inc. (“Exelis” or the “Company”) is a diversified aerospace, defense, information and services company that leverages a greater than 50-year legacy of deep customer knowledge and technical expertise to deliver affordable mission-critical solutions in the areas of imaging and analysis, electronic warfare, air traffic solutions, positioning and navigation, communications and information systems, logistics, and technical services to military, government and commercial customers in the United States and globally. We are focused on strategic growth in the areas of: critical networks; intelligence, surveillance, reconnaissance (ISR) and analytics; electronic warfare; and composite aerostructures. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and civil government programs in the United States and internationally. Exelis conducts most of its business with the U.S. Government, principally the DoD.
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

Page | 7

During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three and nine months ended September 30, 2014, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $6 and $6, respectively, and diluted earnings per share by approximately $0.02 and $0.02, respectively. For the three and nine months ended September 30, 2013, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $16 and $83, respectively, and diluted earnings per share by approximately $0.06 and $0.29, respectively.
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
Other new pronouncements issued but not effective until after September 30, 2014 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
SPIN-OFF OF VECTRUS
On the first day of our fiscal fourth quarter, September 27, 2014, the Company completed the previously announced spin-off of part of its military and government services business ("Vectrus, Inc." or "Vectrus", formerly referred to as Mission Systems) through a pro rata distribution to the Company's shareholders of one share (in whole shares) of Vectrus common stock for every 18 shares (in whole shares) of the Company's common stock held by such shareholders on September 18, 2014 (the "Record Date"), or approximately 10.5 shares of Vectrus common stock. Immediately after the spin-off, the Company did not beneficially own any shares of Vectrus common stock. Additionally, on September 26, 2014, Vectrus incurred debt and made a net cash distribution of $136 to a subsidiary of Exelis in connection with the spin-off. This cash distribution is subject to a working capital adjustment. The spin-off has been structured to qualify as a tax-free transaction to Exelis and its shareholders for U.S. Federal income tax purposes,

Page | 8

except to the extent shareholders receive cash in lieu of fractional shares. Vectrus began trading as an independent, publicly traded company on the New York Stock Exchange on September 29, 2014.
The spin-off was completed pursuant to various agreements between the Company and Vectrus executed on September 25, 2014 that govern the ongoing relationships between the companies after the spin-off and provided mechanisms for an orderly transition, including the transfer of assets and assumption of liabilities at spin-off and the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the spin-off. The executed agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement and certain agreements relating to intellectual property.
Vectrus is part of the Company’s Information and Technical Services segment and included the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services. As the spin-off was completed subsequent to the end of the Company's quarterly financial reporting period on the last Friday of the calendar quarter (September 26, 2014), this Form 10-Q includes Vectrus' financial results as part of our continuing operations. Vectrus' financial results prior to the spin-off will be reported as discontinued operations beginning in our Annual Report on Form 10-K for the year ended December 31, 2014.
NOTE 4
EARNINGS PER SHARE
The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	188.4	188.5	189.0	188.1
Add: Weighted average restricted stock awards outstanding(a)	—	—	—	0.2
Basic weighted average common shares outstanding	188.4	188.5	189.0	188.3
Add: Dilutive impact of stock options	2.7	2.2	2.8	0.9
Add: Dilutive impact of restricted stock units	2.1	2.1	2.1	1.8
Diluted weighted average common shares outstanding	193.2	192.8	193.9	191.0

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

For the three and nine months ended September 30, 2014, we excluded from our diluted share calculation 0.6 and 0.4 shares, respectively, related to stock options and zero and less than 0.1 shares, respectively, related to restricted stock units, and for the three and nine months ended September 30, 2013, we excluded 0.1 and 2.6 shares, respectively, related to stock options and zero and less than 0.1 shares, respectively, related to restricted stock units, as their effect would have been antidilutive.
NOTE 5
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share) and 50 shares of preferred stock (no par value per share) on September 30, 2014 and December 31, 2013. There were 192.5 and 190.4 shares of common stock issued at September 30, 2014 and December 31, 2013, respectively, and 188.5 and 189.4 shares of common stock outstanding at September 30, 2014 and December 31, 2013, respectively. No preferred stock was issued and outstanding at September 30, 2014 and December 31, 2013.

Page | 9

During the nine months ended September 30, 2014, we repurchased a total of 2.9 shares of our common stock under our share repurchase program for $53, and as of September 30, 2014 the Company had remaining authorization of $31 for future share repurchases through December 31, 2015.
Dividends
On August 12, 2014, our Board of Directors declared a cash dividend of $0.10 per share, payable on October 1, 2014 to shareholders of record on August 29, 2014. During the nine months ended September 30, 2014, we declared three quarterly cash dividends totaling $60 or $0.31 per share.
NOTE 6
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, net of tax, by component, for the nine months ended September 30, 2014:

	Net Foreign Currency Translation Adjustments	Unamortized Defined Benefit Plan Costs		Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$16	$(1,448)		$(1,432)
Other comprehensive income (loss) before reclassifications	(5)	—		(5)
Amounts reclassified from accumulated other comprehensive loss	—	53	(a)	53
Other comprehensive income (loss), net of tax	(5)	53		48
Balance at September 30, 2014	$11	$(1,395)		$(1,384)
(a) This accumulated other comprehensive loss component primarily relates to the amortization of net actuarial loss. For the three and nine months ended September 30, 2014, the amortization of net actuarial loss was $25 (net of tax of $(2)) and $52 (net of tax of $15), respectively, which are included in the computation of net periodic benefit cost (Note 12).
Unamortized defined benefit plan costs consist primarily of net actuarial loss totaling $1,391 and $1,443, net of tax, as of September 30, 2014 and December 31, 2013, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.
Unamortized defined benefit plan costs included in accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets were reduced by taxes of $919 and $934 as of September 30, 2014 and December 31, 2013, respectively. The changes in defined benefit plan costs included in other comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income were reduced by taxes of $(2) and $15 for the three and nine months ended September 30, 2014, respectively, and $11 and $111 for the three and nine months ended September 30, 2013, respectively.
NOTE 7
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate, adjusted for discrete items within the period. The comparison of effective income tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.

Page | 10

For the three months ended September 30, 2014, the Company recorded an income tax provision of $36 or 40.9% of income from continuing operations before income tax expense as compared to $40 or 33.3% during the same prior year period. For the nine months ended September 30, 2014, the Company recorded an income tax provision of $101 or 38.0% of income from continuing operations before income tax expense as compared to $102 or 33.6% during the same prior year period. The effective income tax rate varies from the federal statutory rate of 35% primarily due to the unfavorable impact of state taxes offset by the favorable impact from the U.S. manufacturing deduction. The effective income tax rate for the three and nine months ended September 30, 2014 included the unfavorable impact of discrete items primarily related to tax credit adjustments. The effective income tax rate for the nine months ended September 30, 2013 also included the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit.
Uncertain Tax Positions
As of September 30, 2014 and December 31, 2013, unrecognized tax benefits were $40 and $0, respectively. Unrecognized tax benefits are primarily related to the timing of certain income and deductions and could partially impact income tax expense when settled. We anticipate that these unrecognized tax benefits will not significantly decrease within the next twelve months.
NOTE 8
RECEIVABLES, NET
Receivables, net were comprised of the following:

	September 30, 2014	December 31, 2013
Billed receivables	$388	$395
Unbilled contract receivables	545	537
Other	9	11
Receivables, gross	942	943
Allowance for doubtful accounts	(3)	(4)
Receivables, net	$939	$939
Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the U.S. Government, were $287 and $314 at September 30, 2014 and December 31, 2013, respectively. Because the Company’s billed receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term sales contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the September 30, 2014 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.
NOTE 9
INVENTORIES, NET
Inventories, net were comprised of the following:

	September 30, 2014	December 31, 2013
Production costs of contracts in process	$222	$217
Less progress payments	(24)	(27)
Production costs of contracts in process, net	198	190
Product inventory	60	56
Inventories, net	$258	$246

Page | 11

NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
As of September 30, 2014 and December 31, 2013, goodwill was $2,195 and $2,184, respectively. As of September 30, 2014 and December 31, 2013, goodwill for our C4ISR Electronics and Systems segment was $1,808 and $1,800, respectively, and goodwill for our Information and Technical Services segment was $387 and $384, respectively.
During the third quarter of 2014, the Company acquired Barco Orthogon GmbH for an aggregate purchase price of approximately $18, net of cash acquired, resulting in an increase in goodwill of $8 and other intangible assets of $6. The operating results of the business are reported in the Information and Technical Services segment from the date of acquisition. The assets, liabilities and results of operations for the acquired business were not material to the Company.
Other Intangible Assets, Net
Information regarding our other intangible assets was as follows:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$526	$(388)	$138	$525	$(371)	$154
Proprietary technology	36	(22)	14	30	(22)	8
Trademarks, patents and other	10	(5)	5	9	(4)	5
Total other intangible assets	$572	$(415)	$157	$564	$(397)	$167
Amortization expense related to other intangible assets for the three and nine months ended September 30, 2014 was $6 and $18, respectively, and $7 and $20 for the three and nine months ended September 30, 2013, respectively.
Estimated amortization expense for the remaining three months of 2014 and each of the five succeeding years and thereafter is as follows:

Remaining 2014	$6
2015	22
2016	20
2017	18
2018	15
2019 and thereafter	76
Total	$157
NOTE 11
DEBT
Debt consisted of the following:

	September 30, 2014	December 31, 2013
Current portion of Vectrus term loan	$11	$—
Total short-term debt	11	—
Long-term debt	779	650
Unamortized debt discounts	(1)	(1)
Total long-term debt	778	649
Total debt	$789	$649

Page | 12

The following table provides a summary of interest rates, carrying values and estimated fair values of outstanding long-term debt:

		September 30, 2014		December 31, 2013
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes due 2016	4.25%	$250	$263	$250	$263
Senior notes due 2021	5.55%	400	425	400	404
Vectrus term loan	2.99%	140	140	—	—
Total		$790	$828	$650	$667
The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources. The fair value of the Vectrus term loan approximates the carrying value due to the Vectrus term loan's floating interest rate and due to the short duration between the execution of the Vectrus term loan agreement and the balance sheet date.
Commercial Paper
The Company's commercial paper program is fully supported by available borrowing capacity under our Credit Facility. As of September 30, 2014 and December 31, 2013, there was no commercial paper outstanding under our commercial paper program.
Credit Facility
The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital, capital expenditures and other general corporate purposes. The Credit Facility provides for a four year maturity, expiring October 25, 2015, with a one year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $600 of revolving loans, competitive advances and letters of credit with a face amount up to $100. Borrowings under the Credit Facility bear interest at rates based, at our option, on a Eurodollar rate or an alternate base rate, as defined in the Credit Facility. As of September 30, 2014 and December 31, 2013, there were no borrowings or letters of credit outstanding under the Credit Facility.
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
Senior Notes
The Company has outstanding long-term debt consisting of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”). As of September 30, 2014 and December 31, 2013, accrued interest payable on the Notes, included in other accrued liabilities, was $16 and $8, respectively, and is payable on April 1 and October 1 of each year.
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

Page | 13

Vectrus Debt
In connection with the spin-off of Vectrus, on September 17, 2014, Vectrus, a wholly-owned subsidiary of the Company, entered into a Credit Agreement with a consortium of lenders, including JP Morgan Chase Bank, N.A. as administrative agent. The Credit Agreement includes a five-year senior secured revolving credit facility ("Revolving Facility") and five-year senior secured term loan ("Term Loan"). The Revolving Facility is available for Vectrus' working capital, capital expenditures and other general corporate purposes. Vectrus used the net proceeds from the Term Loan to pay a net cash distribution to a subsidiary of Exelis on September 26, 2014. The Revolving Facility and Term Loan will remain with Vectrus subsequent to the spin-off.
The Revolving Facility is comprised of an aggregate principal amount of up to $75 of revolving loans, up to $35 of which can be used for the issuance of letters of credit, and expires on September 17, 2019. As of September 30, 2014, there were no borrowings or letters of credit outstanding under the Revolving Facility.
The Term Loan consists of an aggregate principal amount of $140 of debt borrowed on September 26, 2014 and is repayable in quarterly installments, with the first installment due December 31, 2014. The quarterly Term Loan repayments are 1.88% of the aggregate principal amount per quarter during year one, 2.50% during each of years two and three, 3.75% during year four, and 14.38% during year five, with the final quarterly installment due September 17, 2019. Voluntary prepayments of principal are allowed without penalty and annual mandatory prepayments are required if there is excess cash flow, as defined in the Credit Agreement.
Borrowings under the Revolving Facility and Term Loan bear interest at rates, at Vectrus' option, based on an alternate base rate or an adjusted LIBO rate, plus an applicable rate dependent on the total leverage ratio of Vectrus, as defined in the Credit Agreement. Interest is payable, at a minimum, quarterly. All borrowings under the Credit Agreement are secured by a first-priority lien on substantially all tangible and intangible assets of Vectrus.
The Credit Agreement contains affirmative and negative covenants that, among other things, restrict Vectrus' ability to, subject to exceptions, create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of capital stock; amend certain material governance or debt documents; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; enter into certain speculative hedging arrangements; and enter into certain restrictive agreements. The Credit Agreement also requires Vectrus to maintain a ratio of consolidated EBITDA to consolidated interest expense, net of cash interest income, of greater than or equal to 4.50 to 1.00 and a ratio of consolidated indebtedness to consolidated EBITDA (leverage ratio) of less than or equal to 3.50 to 1.00 from December 31, 2014 through June 30, 2015; 3.00 to 1.00 from July 1, 2015 through December 31, 2015; and 2.75 to 1.00 from January 1, 2016 and thereafter.
The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal and interest; violation of covenants; failure to pay certain judgments; certain events of bankruptcy and insolvency; certain materially adverse ERISA events; and a change in control. If an event of default occurs, remedies include, but are not limited to, the right of lenders to request immediate payment of all or part of the outstanding principal and interest and termination of future commitments to extend credit under the Revolving Facility.

Page | 14

NOTE 12
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Three Months Ended September 30,
	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$15	$—	$15	$16	$—	$16
Interest cost	62	5	67	60	5	65
Expected return on plan assets	(86)	(5)	(91)	(83)	(5)	(88)
Amortization of net actuarial loss	22	1	23	25	3	28
Amortization of prior service cost	—	—	—	—	—	—
Total net periodic benefit cost	$13	$1	$14	$18	$3	$21

	Nine Months Ended September 30,
	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$47	$1	$48	$54	$1	$55
Interest cost	188	15	203	180	14	194
Expected return on plan assets	(256)	(16)	(272)	(254)	(16)	(270)
Amortization of net actuarial loss	64	3	67	79	9	88
Amortization of prior service cost	1	—	1	2	—	2
Net periodic benefit cost	44	3	47	61	8	69
Effect of curtailments	1	—	1	—	—	—
Total net periodic benefit cost	$45	$3	$48	$61	$8	$69
We contributed $123 and $114 to our qualified defined benefit pension plans during the nine months ended September 30, 2014 and 2013, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans in the range of $10 to $20 during the remainder of 2014.
NOTE 13
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan to govern awards granted to Exelis employees and directors, including awards of non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards.
The following table provides the impact of stock-based compensation in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30, 2014
	2014	2013	2014	2013
Compensation cost for equity-based awards	$5	$7	$18	$20
Compensation cost for liability-based awards	2	2	3	5
Total compensation costs, pre-tax	$7	$9	$21	$25
Future tax benefit	$3	$3	$8	$8

Page | 15

At September 30, 2014, total unrecognized compensation costs related to equity-based awards and liability-based awards were $15 and $3, respectively, which are expected to be recognized ratably over a weighted-average period of 2.0 years and 1.9 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the nine months ended September 30, 2014:

	Stock Options		Restricted Stock Units
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	11.46	$11.13	3.48	$11.48
Granted	0.57	20.82	0.72	20.52
Exercised	(1.51)	10.85	—	—
Vested	—	—	(0.81)	12.64
Forfeited, canceled or expired	(0.08)	10.95	(0.06)	12.16
Outstanding at September 30, 2014	10.44	$11.70	3.33	$13.15
During the nine months ended September 30, 2014, we granted long-term incentive awards to employees consisting of 0.6 NQOs and 0.7 RSUs with respective weighted average grant date fair values per share of $5.12 and $20.52. The NQOs vest annually in three equal installments and have a ten-year expiration period. The RSUs vest annually in three equal installments. We also granted TSR awards with an aggregate target value of $5 that are cash settled at the end of a three-year performance period. The fair value of the NQOs was estimated on the date of grant using the Black-Scholes model. The fair value of the RSUs was determined based on the closing price of Exelis common stock on the date of grant. The fair value of the TSR awards were measured based on the Company’s performance relative to the performance of the S&P 1500 Aerospace and Defense index. Depending on the Company’s performance during the three-year performance period, payment can range from 0% to 200% of the target value.
The following table details the weighted average assumptions utilized in determining the fair value of the NQOs granted during the first nine months of 2014.

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

Page | 16

The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem Inc. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims.
Services provided to and received from ITT and Xylem Inc. under the separation agreements were generally provided at cost and were substantially completed by the end of 2013. At September 30, 2014 and December 31, 2013, total payables due from Exelis to ITT and Xylem Inc. were $9 and $9, respectively, and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $7, respectively.
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
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $26 and $26 as of September 30, 2014 and December 31, 2013, respectively, for environmental matters. We believe the total amount accrued is appropriate based on existing facts and circumstances.

Page | 17

The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	September 30, 2014 (a)	December 31, 2013
Low-end range	$23	$23
High-end range	$69	$44
Number of active environmental investigations and remediation sites	46	24

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

On April 11, 2014, the EPA issued a proposed plan for remedial alternatives to address the cleanup of the lower eight mile stretch of the Passaic River. The EPA estimates the cost for the alternatives will range from $0.4 billion to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The EPA is currently evaluating all the input from a public comment period that ended in August 2014 before it makes its final record of decision, which is expected in 2015. Therefore, the ultimate remedial approach and associated costs and the parties who will participate in funding the remediation and their respective allocations have not been determined. The Company has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. We will vigorously defend our self in this matter and we believe our ultimate costs will not be material.
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

Page | 18

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
Letters of Credit
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At September 30, 2014, there was an aggregate of approximately $91 in surety bonds, guarantees and stand-by letters of credit outstanding.
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

Page | 19

Segment financial results were as follows:

	Three Months Ended September 30,
	2014			2013
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$503	$—	$503	$498	$—	$498
Information and Technical Services	—	565	565	—	643	643
Total	$503	$565	$1,068	$498	$643	$1,141

	Nine Months Ended September 30,
	2014			2013
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$1,506	$—	$1,506	$1,515	$—	$1,515
Information and Technical Services	—	1,724	1,724	—	2,062	2,062
Total	$1,506	$1,724	$3,230	$1,515	$2,062	$3,577

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Income
C4ISR Electronics and Systems	$59	$69	$162	$128
Information and Technical Services	37	64	126	206
Total Operating Income	$96	$133	$288	$334
Operating Margin
C4ISR Electronics and Systems	11.7%	13.9%	10.8%	8.4%
Information and Technical Services	6.5%	10.0%	7.3%	10.0%
Total Operating Margin	9.0%	11.7%	8.9%	9.3%

	September 30, 2014	December 31, 2013
Assets
C4ISR Electronics and Systems	$3,027	$3,031
Information and Technical Services	1,115	1,097
Segments total	4,142	4,128
Corporate and Other	775	756
Total Assets	$4,917	$4,884

Page | 20

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
OVERVIEW
Exelis is a diversified aerospace, defense, information and services company that leverages a greater than 50-year legacy of deep customer knowledge and technical expertise to deliver affordable mission-critical solutions in the areas of imaging and analysis, electronic warfare, air traffic solutions, positioning and navigation, communications and information systems, logistics, and technical services to military, government and commercial customers in the United States and globally. We are focused on strategic growth in the areas of: critical networks; intelligence, surveillance, reconnaissance (ISR) and analytics; electronic warfare; and composite aerostructures. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and civil government programs in the United States and internationally. Exelis conducts most of its business with the U.S. Government, principally the DoD.
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
Spin-off of Vectrus
On September 27, 2014, the Company completed the previously announced spin-off of part of its military and government services business ("Vectrus, Inc." or "Vectrus", formerly referred to as Mission Systems) through a pro rata distribution of Vectrus common stock to the Company's shareholders that has been structured to qualify as a tax-free transaction to Exelis and its shareholders. Vectrus began trading as an independent, publicly traded company on the New York Stock Exchange on September 29, 2014. Vectrus is part of the Company’s Information and Technical Services segment and included the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services. As the spin-off was completed subsequent to the end of the Company's quarterly financial reporting period, this Form 10-Q includes Vectrus' financial results as part of our continuing operations.
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

Page | 21

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
Executive Summary
Exelis reported revenue of $1.1 billion for the quarter ended September 30, 2014, a decrease of 6% compared to the corresponding period in 2013. The decrease in revenue was driven by a revenue decline of 12% within our Information and Technical Services segment primarily due to lower activity on our Afghanistan based contracts within our Infrastructure Asset Management program area. The decrease in revenue was partially offset by a 1% increase in revenue in our C4ISR Electronics and Systems segment.
Operating income for the three months ended September 30, 2014 was $96, reflecting a decrease of $37 or 28% compared to the corresponding prior year period primarily due to higher selling, general and administrative expenses and lower revenue. Operating margin decreased quarter-over-quarter to 9.0% from 11.7% primarily due to higher selling, general and administrative expenses resulting from the spin-off of Vectrus.
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

Page | 22

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$52	$80	$165	$202
Separation costs related to the Vectrus spin-off, net of tax	9	—	19	—
Adjusted net income	$61	$80	$184	$202
DISCUSSION OF FINANCIAL RESULTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Product and service revenue	$1,068	$1,141	(6.4)%	$3,230	$3,577	(9.7)%
Cost of product and service revenue	833	891	(6.5)%	2,544	2,799	(9.1)%
Operating expense	139	117	18.8%	398	444	(10.4)%
Operating income	96	133	(27.8)%	288	334	(13.8)%
Operating margin	9.0%	11.7%		8.9%	9.3%
Interest expense, net	9	10	(10.0)%	27	28	(3.6)%
Other (income) expense, net	(1)	3	(133)%	(5)	2	(350)%
Income tax expense	36	40	(10.0)%	101	102	(1.0)%
Effective income tax rate	40.9%	33.3%		38.0%	33.6%
Net income	$52	$80	(35.0)%	$165	$202	(18.3)%
Revenue
Revenue for the three and nine months ended September 30, 2014 decreased $73 or 6.4% and $347 or 9.7%, respectively, as compared to the same prior year periods. The following table illustrates revenue for our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
C4ISR Electronics and Systems	$503	$498	1.0%	$1,506	$1,515	(0.6)%
Information and Technical Services	565	643	(12.1)%	1,724	2,062	(16.4)%
Total Revenue	$1,068	$1,141	(6.4)%	$3,230	$3,577	(9.7)%

Page | 23

Revenue from our C4ISR Electronics and Systems segment increased $5 for the three months ended September 30, 2014 as compared with the same period in 2013. The increase in revenue was primarily due to higher revenue on our Integrated Defensive Electronic Countermeasures (IDECM) products for military aircraft and our Electronic Support Measures (ESM) systems for the Royal Australian Navy of approximately $13 and $12, respectively, partially offset by lower revenue on our communication solutions products of approximately $20.
Revenue from our C4ISR Electronics and Systems segment decreased $9 for the nine months ended September 30, 2014 as compared with the same period in 2013. The decrease in revenue was primarily due to volume declines in Night Vision products of approximately $37. Additionally, revenue decreased on our Worldview-3 satellite imaging program by approximately $18, as this program was substantially completed in 2013. The decrease in revenue was partially offset by higher revenue on our IDECM products of approximately $44.
Revenue from our Information and Technical Services segment decreased $78 and $338 for the three and nine months ended September 30, 2014, respectively, as compared with the same periods in 2013. The decrease in revenue for the three and nine months ended September 30, 2014 was primarily due to lower net activity on our Infrastructure Asset Management program area contracts, primarily the Afghan National Security Forces (ANSF) Facilities Support and Logistics Civilian Augmentation Program (LOGCAP) programs, of approximately $34 and $168, respectively, and our Information Technology and Network Communication Services program area contracts, primarily the Operations Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA) contract, of approximately $17 and $62, respectively. Revenue on Afghanistan based contracts declined due to site reductions and reduced service levels associated with U.S. military troop reductions. The decrease in revenue for the nine months ended September 30, 2014 was partially offset by higher revenue on our Automated Dependent Surveillance-Broadcast (ADS-B) contract of approximately $13.
Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Cost of product revenue	$356	$354	0.6%	$1,088	$1,091	(0.3)%
% of product revenue	70.8%	71.1%		72.2%	72.0%
Cost of service revenue	$477	$537	(11.2)%	$1,456	$1,708	(14.8)%
% of service revenue	84.4%	83.5%		84.5%	82.8%
Selling, general and administrative expenses	$117	$100	17.0%	$344	$337	2.1%
% of total revenue	11.0%	8.8%		10.7%	9.4%
Research and development expenses	$18	$11	63.6%	$43	$39	10.3%
% of total revenue	1.7%	1.0%		1.3%	1.1%
Restructuring and asset impairment charges	$4	$6	(33.3)%	$11	$68	(83.8)%
% of total revenue	0.4%	0.5%		0.3%	1.9%
Cost of Product and Service Revenue
The increase in cost of product revenue of $2 or 0.6% for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to higher revenue. The cost of product revenue as a percentage of product revenue decreased for the three months ended September 30, 2014 as compared to the corresponding period in 2013 primarily due to a net revenue mix of higher margin products.
The decrease in cost of product revenue of $3 or 0.3% for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to lower revenue. The cost of product revenue as a percentage of product revenue increased for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 primarily due to a net revenue mix of lower margin products.

Page | 24

The decrease in cost of service revenue of $60 or 11.2% and $252 or 14.8% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 was primarily due to lower activity within our Information and Technical Services segment. The cost of service revenue as a percentage of service revenue increased for the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013 primarily due to a net revenue mix of lower margin services, including lower activity on certain higher margin Afghanistan based contracts.
Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percentage of total revenue were 11.0% and 10.7% for the three and nine months ended September 30, 2014, respectively, as compared to 8.8% and 9.4%, respectively, during the same periods in 2013. The increase in SG&A expenses as a percentage of total revenue for the three and nine months ended September 30, 2014 was primarily due to higher SG&A expenses and lower revenue. For the three and nine months ended September 30, 2014, SG&A expenses increased as compared to the same periods in 2013 primarily due to separation costs resulting from the spin-off of Vectrus.
Research and Development (R&D) Expenses
The increase in R&D expenses of $7 or 63.6% and $4 or 10.3% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 was primarily due to the timing of new R&D projects.
Restructuring and Asset Impairment Charges
The decrease in restructuring and asset impairment charges of $2 and $57 for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 was primarily due to a restructuring action started in the first quarter of 2013 to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions, which was substantially completed by the end of 2013. During the three and nine months ended September 30, 2014, restructuring and asset impairment charges primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities.
Operating Income
The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
C4ISR Electronics and Systems	$59	$69	(14.5)%	$162	$128	26.6%
Operating margin	11.7%	13.9%		10.8%	8.4%
Information and Technical Services	37	64	(42.2)%	126	206	(38.8)%
Operating margin	6.5%	10.0%		7.3%	10.0%
Total operating income	$96	$133	(27.8)%	$288	$334	(13.8)%
Total operating margin	9.0%	11.7%		8.9%	9.3%
Operating income at our C4ISR Electronics and Systems segment for the three months ended September 30, 2014 decreased $10 or 14.5% as compared to the same period in 2013. Operating income as a percentage of revenue for the three months ended September 30, 2014 was 11.7% as compared to 13.9% for the same period in 2013. The decrease in operating margin was primarily due to higher SG&A expenses for the three months ended September 30, 2014 as compared to the same period in 2013.
Operating income at our C4ISR Electronics and Systems segment for the nine months ended September 30, 2014 increased $34 or 26.6% as compared to the same period in 2013. Operating income as a percentage of revenue for the nine months ended September 30, 2014 was 10.8% as compared to 8.4% for the same period in 2013. The increase in operating margin was primarily due to lower restructuring charges for the nine months ended September 30, 2014 as compared to the same period in 2013.

Page | 25

Operating income at our Information and Technical Services segment for the three and nine months ended September 30, 2014 decreased $27 or 42.2% and $80 or 38.8%, respectively, as compared to the same periods in 2013. Operating income as a percentage of revenue for the three and nine months ended September 30, 2014 was 6.5% and 7.3%, respectively, as compared to 10.0% for the same periods in 2013. The decrease in operating margin was primarily due to higher SG&A expenses and higher cost of service revenue as a percentage of service revenue for the three and nine months ended September 30, 2014 as compared to the same periods in 2013.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $6 and $6, for the three and nine months ended September 30, 2014, respectively, and by approximately $16 and $83 for the three and nine months ended September 30, 2013, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current three and nine month periods.
Impact to Operating Income from Defined Benefit Plan Expense
We recorded net periodic benefit cost of $14 and $48 for the three and nine months ended September 30, 2014, respectively, as compared to $21 and $69, respectively, during the same periods in 2013. The decrease in net periodic benefit cost was primarily attributable to better than expected return on plan assets in 2013, which resulted in lower amortization of net actuarial loss for the three and nine months ended September 30, 2014 as compared to the same periods in 2013.
Interest Expense, Net
We recorded interest expense, net, of $9 and $27 for the three and nine months ended September 30, 2014, respectively, as compared to $10 and $28, respectively, during the same periods in 2013. Interest expense, net, is primarily related to our senior notes.
Other (Income) Expense, Net
We recorded other income, net, of $1 and $5 for the three and nine months ended September 30, 2014, respectively, as compared to other expense, net, of $3 and $2, respectively, during the same periods in 2013. The period-over-period changes were not significant.
Income Tax Expense
We recorded income tax expense of $36 and $101 for the three and nine months ended September 30, 2014, respectively, which represented effective income tax rates of 40.9% and 38.0%, respectively, as compared to $40 or 33.3% and $102 or 33.6%, respectively, during the same periods in 2013. The increase in the 2014 quarterly and year-to-date effective income tax rates as compared to the same periods in 2013 was primarily due to the unfavorable impact of discrete items related to tax credit adjustments recorded in the third quarter of 2014 and the expiration of the federal research and development tax credit at the end of 2013. The 2013 year-to-date effective income tax rate also included the favorable impact of a discrete item related to the renewal of the 2012 federal research and development tax credit.
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

Page | 26

authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
Funded orders received decreased $0.7 billion, to $3.7 billion, during the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to the absence of several large multi-year funded awards received in the first nine months of 2013 on our Middle East and Afghanistan based programs within our Information and Technical Services segment and a lower volume of funded awards for communication solutions products within our C4ISR Electronics and Systems segment. The decrease in funded orders was partially offset by higher funded orders for GPS satellite payloads within our C4ISR Electronics and Systems segment. At September 30, 2014, total backlog was $8.9 billion compared to $9.4 billion at December 31, 2013. The decrease in total backlog relates primarily to Middle East and Afghanistan based programs within our Information and Technical Services segment, partially offset by GPS and environmental satellite payloads awards within our C4ISR Electronics and Systems segment.
Backlog consisted of the following:

(In billions)	September 30, 2014	December 31, 2013
Funded backlog	$3.9	$3.4
Unfunded backlog	5.0	6.0
Total backlog	$8.9	$9.4
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
The Highway and Transportation Funding Act of 2014 (HATFA), which was signed into law on August 8, 2014, modified the interest rate stabilization provision of Moving Ahead for Progress in the 21st Century Act. We expect that this provision will reduce our minimum funding thresholds for the remainder of 2014 and for the next several years.

Page | 27

At December 31, 2013, our defined benefit pension plans were underfunded by $1.2 billion. During the nine months ended September 30, 2014, we made total contributions of $123 to our qualified pension plans. We currently anticipate making additional contributions to our qualified pension plans in the range of $10 to $20 during the remainder of 2014.
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
On August 12, 2014, our Board of Directors declared a cash dividend of $0.10 per share, payable on October 1, 2014 to shareholders of record on August 29, 2014. During the nine months ended September 30, 2014, we declared three quarterly cash dividends totaling $60 or $0.31 per share.
Sources and Uses of Liquidity
The following table provides the net cash provided by or used in operating activities, investing activities and financing activities.

	Nine Months Ended September 30,
	2014	2013
Operating activities	$71	$118
Investing activities	(56)	(64)
Financing activities	42	(35)
Foreign exchange	(2)	(2)
Net change in cash and cash equivalents	$55	$17
Net cash provided by operating activities decreased $47 for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to changes in advance payments and billings in excess of costs of $48, changes in deferred taxes of $45, and a decrease in restructuring and asset impairment charges net of payments for restructuring of $38, partially offset by changes in other liabilities of $75.
Net cash used in investing activities decreased $8 for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to lower capital expenditures of $20, partially offset by higher net cash paid for acquisitions of $6.
Net cash provided by financing activities increased $77 for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to proceeds from the Vectrus term loan of $140, partially offset by an increase in cash paid for common stock repurchases of $48 and dividend payments to our shareholders of $21.
Capital Resources
At September 30, 2014, the Company held cash and cash equivalents of $524, which included $129 held by foreign subsidiaries, and had a $600 revolving credit facility which expires in October 2015. There were no borrowings outstanding under the credit facility and there was no commercial paper outstanding under our commercial paper program as of September 30, 2014.
Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined alternative base rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants.

Page | 28

The Company's commercial paper program is fully supported by available borrowing capacity under our credit facility. As with all other financing programs, our access to the commercial paper market will be impacted by many factors, including our credit ratings, liquidity of the capital markets, and state of the economy. As such, we cannot assure that we will have continued access to the commercial paper market or that the terms of the commercial paper will be acceptable to us.
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
In connection with the spin-off of Vectrus, Vectrus, a wholly-owned subsidiary of the Company, entered into a credit agreement that includes a $75 five-year senior secured revolving credit facility and $140 five-year senior secured term loan. The revolving credit facility is available for Vectrus' working capital, capital expenditures and other general corporate purposes and there were no borrowings outstanding under this facility at September 30, 2014. Vectrus used the net proceeds from the term loan to pay a net cash distribution to a subsidiary of Exelis. The revolving credit facility and term loan will remain with Vectrus subsequent to the spin-off.
The credit facility, commercial paper, senior notes and Vectrus debt are discussed further in Note 11, “Debt,” in the notes to the unaudited Condensed Consolidated Financial Statements.
Contractual Obligations
There have been no material changes to our contractual obligations from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the Vectrus term loan, which will remain with Vectrus subsequent to the spin-off. The following table represents the contractual obligations related to the Vectrus term loan as at September 30, 2014:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years
Debt (1)	$140	$11	$28	$101
Interest payments (2)	17	4	8	5
Total contractual obligations	$157	$15	$36	$106

(1)	See Note 11, “Debt,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information related to the Vectrus term loan.

(2)	Amounts represent estimate of future interest payments on the Vectrus term loan as of September 30, 2014.
Off-Balance Sheet Arrangements
At September 30, 2014, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. There have been no material changes to our operating leases from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnities that we provide to them pursuant to various separation arrangements entered into in connection with the ITT Spin-off.

Page | 29

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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2014. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page | 30

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(In millions, except per share amounts, unless otherwise stated)
There were no sales of unregistered equity securities during the quarter ended September 30, 2014. There were also no repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 30, 2014.
We have a share repurchase program, which was approved by the Board of Directors and announced by the Company on December 11, 2012, for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $100. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on December 31, 2015. As of September 30, 2014, we had repurchased a total of 3.9 shares of our common stock under the program for $69 and had remaining authorization of $31 for future share repurchases. There were no repurchases of our common stock other than in connection with this share repurchase program.
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

EXELIS INC.
(Registrant)

October 31, 2014	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer
(Principal Accounting Officer)

Page | 32

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(2.1)	Distribution Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on May 9, 2014 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Filed herewith.

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(10.1)	Employee Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.2)	Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.3)	Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.3 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.4)	Transitional Trademark License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.4 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.5)	Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.5 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.6)
Credit Agreement by and among Vectrus, Inc., Exelis Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of September 17, 2014
Incorporated by reference to Exhibit 10.1 of Vectrus, Inc.’s Form 8-K Current Report filed on September 19, 2014 (CIK No. 1601548, File No. 1-36341).

Page | 33

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(11)	Statement re computation of per share earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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

(101)
The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
Submitted electronically with this Report.

Page | 34