Form 10-K
period 2014-12-31
Exelis Inc.
filed 2015-02-27
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
ANNUAL REPORT
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of the stock on the New York Stock Exchange on June 30, 2014) was approximately $3.2 billion. The number of shares of common stock outstanding at February 24, 2015 was 186,481,396.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31 ,2014 pursuant to Regulation 14A for its 2015 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

Page |	2

PART I
ITEM 1. DESCRIPTION OF BUSINESS
(Dollars in millions, except per share amounts, unless otherwise stated)
Company Overview
Exelis Inc. (“Exelis” or the “Company”) is a diversified aerospace, defense, information and services company that leverages a greater than 50-year legacy of deep customer knowledge and technical expertise to deliver affordable mission-critical solutions to military, government and commercial customers in the United States and globally. We are focused on strategic growth in the areas of critical networks; intelligence, surveillance, reconnaissance (ISR) and analytics; electronic warfare; and composite aerostructures. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and civil government programs in the United States and internationally. Exelis conducts most of its business with the U.S. Government, principally the DoD.
We operate in two segments: Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Electronics and Systems, and Information and Technical Services. Our C4ISR Electronics and Systems segment provides engineered systems and solutions, including: ISR systems; integrated electronic warfare systems; radar and sonar systems; electronic attack and release systems; communications solutions; space systems; and composite aerostructures, for government and commercial customers around the world. Our Information and Technical Services segment provides a broad range of service solutions, including: systems integration; network design and development; air traffic management; cyber; intelligence; advanced engineering; and space launch and range-support, for a wide variety of U.S. military and U.S. Government customers.
We employ approximately 10,000 people on four continents, led by an experienced management team with a proven ability to execute on existing programs, win new contracts, enter adjacent markets, drive operating efficiency, and lead development of advanced technologies and solutions.
On February 5, 2015, we entered into a definitive merger agreement with Harris Corporation (“Harris”) under which the Company will become a wholly owned subsidiary of Harris when the transaction closes. Under the merger agreement, at the time of the merger, all issued and outstanding shares of Exelis common stock will be canceled and Exelis shareholders will receive $16.625 in cash and 0.1025 of a share of Harris common stock for each share of Exelis common stock they own. Upon closing, Harris shareholders will own approximately 85 percent of the combined company and Exelis shareholders will own approximately 15 percent. The proposed merger has been approved by the boards of directors of both companies. The transaction is expected to close during the second quarter of 2015, subject to customary closing conditions, including regulatory and Exelis shareholder approval. There are no assurances that the proposed merger with Harris will be consummated on the expected timetable, or at all. Unless stated otherwise, all forward-looking information contained in this Annual Report on Form 10-K does not take into account or give any effect to the impact of our proposed merger with Harris.
On September 27, 2014, the Company completed the previously announced spin-off of part of its military and government services business ("Vectrus, Inc." or "Vectrus", formerly referred to as Mission Systems). Vectrus was part of the Company’s Information and Technical Services segment and included the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services. The financial results of Vectrus prior to the completion of its spin-off from Exelis are reported as discontinued operations. References to financial data and descriptions or discussions of our business relate to Exelis' continuing operations, unless otherwise stated.
Our Business Strategy and Core Strengths
We create value by being an agile, efficient and reliable supplier of critical systems, components and services for our U.S. Government customers as well as our international government and commercial customer base. We view the following strategies as our fundamental means for value-creation:

Page |	3

Leveraging our Core Strengths
We have created a culture which emphasizes innovation, technical expertise, operating performance and efficiency, and intimate knowledge of our customers’ needs. We emphasize an ability to provide affordable and ready-to-deploy solutions for our customers’ most pressing needs. Our portfolio is largely “platform-agnostic,” in that we provide essential systems and components on a wide variety of aircraft, ships, ground vehicles, unmanned systems and spacecraft, so that our business prospects are not tied directly to the future of any single program or market. In 2013, we completed a strategic alignment of our differentiated capabilities with our enduring customer and market needs, resulting in the selection of four Strategic Growth Platforms (SGPs) for growth and investment across the Exelis portfolio. The SGPs are: Critical Networks; ISR & Analytics; Electronic Warfare; and Composite Aerostructures. These growth platforms are supported by the Company’s most differentiated and enduring capabilities. We see our diversified portfolio as an advantage in the current U.S. Government budget environment, as we have strong incumbent positions on many key programs, with a robust pipeline of competitive opportunities. For the year ended December 31, 2014, no single program accounted for more than 5% of our total revenue. Our core strengths are further explained below:

•
Operating performance and efficiency: Lean and Six Sigma programs are embedded in our culture and operating ethic. In 2013 and 2014, we optimized our workforce and facilities footprint to increase competitiveness and align closely to customer and market conditions. We intend to continue to aggressively reduce costs, minimize overhead, increase productivity, and align our footprint to ensure optimum utilization of our facilities.

•
Customer relationships: Understanding our customers’ needs is essential to winning and sustaining their trust and earning follow-on business. Our innovative culture, domain expertise, experienced employees and deep understanding of customer needs have been key to developing and delivering tailored, reliable customer solutions.

•
Diverse portfolio and breadth of programs: Our systems and components provide a wide array of mission-enabling technologies on defense and commercial platforms in the air, at sea, on the ground, and in space.

◦
In the air, our systems (spanning electronics, antennas, and structural systems) are on a broad range of domestic and international aircraft, including: the F-35 Joint Strike Fighter (JSF), F/A-18C/D/E/F, F-22, F-16, F-15E, EA-18, EA-6B, E-2C, B-1B, B-2, B-52, C-130, CH-53K, C17, AV-8B, P-8, AH-64, MQ-9 Reaper Unmanned Aerial Vehicle (UAV), and a variety of NATO aircraft including Tornado, Eurofighter and Gripen. Our composite aerostructures and antennas are widely used on commercial jets made by Boeing and Airbus, and Sikorsky commercial and military helicopters.

◦
In air traffic management, we are the prime contractor for the FAA’s Automated Dependent Surveillance-Broadcast (ADS-B) contract, which we believe will improve the safety, capacity and efficiency of aviation while accommodating future air traffic growth. We are also extending our position in the commercial aviation market by integrating real time surveillance data from ADS-B and other sources into our next-generation airport operations management system called Symphony. In 2014, we acquired Barco Orthogon GmbH to further strengthen our position in airside operations, and provide solutions to increase the efficiency and safety of commercial aviation.

◦	At sea, our systems and technologies are essential to the U.S. Navy’s aircraft carriers, submarines and Littoral Combat Ships, as well as several classes of Royal Australian Navy vessels.

◦
On the ground, we provide communications and electronic force protection systems for over 120 ground vehicle and weapon system types, including HMMWVs, MRAPs, M-ATVs, and various armored combat vehicles. As a leading supplier of night vision goggles, we help military and law enforcement personnel around the word to “own the night,” whether operating aboard the many platforms noted above or on foot. We are bringing new offerings to the market by leveraging our core strengths in night vision and communications, including an integrated soldier system and tactical mobility night vision goggles that address international and domestic market needs.

◦
In space, our positioning, navigation and meteorological systems are on board every U.S. Government global positioning systems (GPS) and weather monitoring satellite, and we are a leader in advanced optical systems for airborne and space-based intelligence and surveillance applications. Our capabilities

Page |	4

span sensors, data analytics and intuitive software that provide actionable intelligence in a timely manner.

•
Experienced leadership team: Our senior corporate team, division presidents, and business unit general managers have an average of 22 years of experience in the aerospace and defense industry. Approximately 27% of our employees have engineering degrees and approximately 160 of our employees hold Ph.Ds.

Proactive portfolio management
We take a proactive and disciplined approach to our portfolio by aligning our businesses with enduring and evolving customer needs. Our multifaceted defense portfolio has been well-positioned to support the critical needs of the DoD through a decade of heavy deployments and overseas conflicts. We are addressing the reality of tighter defense budgets by broadening our customer base to include other U.S. Government agencies, allied international governments and commercial customers. We are particularly focused on product and service offerings in areas of enduring demand such as air traffic management, electronic warfare, data analytics, advanced imaging and sensor systems, precision timing and navigation, information networks, and composite structures. As set forth in the chart below, our revenue from end-user customers other than the U.S. Army, Navy, and Air Force was approximately 57% of total revenue for the year ended December 31, 2014.
2014 Revenue by End User
While we protect and expand our core positions as a diversified aerospace, defense, information and services solutions provider, we will continue to evaluate potential strategic acquisitions, spin-offs or divestitures that will sharpen our focus and enhance our ability to deliver greater value to our shareholders. Over the last several years, we have successfully completed and integrated several acquisitions, broadening our product and technology portfolio and expanding our customer base and in 2014 we completed the spin-off of our former Mission Systems business, Vectrus.
We are both a prime contractor and a supplier of first-tier systems, subsystems, and components, with approximately 71% of our revenue coming from contracts where we are the prime contractor.
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

•
Creative approaches to rapidly fielding affordable solutions for critical customer needs, such as our Global Network On the Move Active Distribution (GNOMAD) solution for affordable vehicle-mounted tactical satellite communications, our handheld Netted Iridium radios for secure, 24/7 beyond-line-of-sight voice and data communications, and our Knight Owl compact imaging systems mounted on UAVs to perform persistent surveillance missions over wide geographical areas.

Page |	5

•
Focused investments in miniaturization (e.g. Disruptor SRx platform for electronic warfare systems), big-data analytics (e.g. Jagwire solutions for providing actionable intelligence using imagery data) and advanced manufacturing (e.g. automated composite manufacturing facilities) to ensure sustained leadership positions in growing markets.

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

Organic and geographic growth, while broadening our customer base
We aim to grow market share, expand into adjacent markets and penetrate non-DoD customers. Our strong incumbent positions and large fielded base of night vision devices, radios, jammers, radars and other electronic equipment are expected to remain in operation for decades, providing opportunities for future upgrades, modernization and sustainment contracts as the military services seek affordable alternatives to costly and unproven replacement programs. We are also growing our international sales, with focus on allied countries with enduring defense and security needs as well as countries that seek modernization of their air traffic management infrastructures and other critical networks. For the year ended December 31, 2014, international sales were $607, approximately 19% of our total revenue. We are also pursuing extensions of existing technologies in commercial markets, such as air traffic management data for commercial air carriers and composite solutions for commercial, fixed and rotary-wing aircraft.
Corporate Information
Exelis began operating as a stand-alone publicly traded corporation on October 31, 2011, following the completion of its spin-off from ITT Corporation. Prior to the ITT spin-off, Exelis operated as ITT Corporation's Defense & Information Solutions segment. Exelis Inc. was incorporated in Indiana on May 4, 2011 in connection the ITT spin-off.
Business Segments
We operate in two segments: C4ISR Electronics and Systems, and Information and Technical Services.
C4ISR Electronics and Systems
Our C4ISR Electronics and Systems segment had revenues of $2.1 billion, $2.1 billion and $2.5 billion and operating income of $266, $202 and $325 for the years ended December 31, 2014, 2013 and 2012, respectively, and accounted for 65%, 64% and 67%, respectively, of our total revenues. This segment consists of the following major product lines:
Intelligence, Surveillance and Reconnaissance Systems
Our Intelligence, Surveillance and Reconnaissance (ISR) Systems business serves an array of government, civil, commercial, and international customers with integrated real-time, autonomous geospatial solutions, extending from image and data collection through processing, exploitation and dissemination of actionable intelligence. Our offerings enhance information superiority, deliver force multipliers for data analysts, contribute to national security, provide environmental data, and protect property and human life. Our specialized capabilities include highly reliable remote sensing systems for ground, air and space, offering active and motion imaging; data encryption; information processing; real-time forensic and predictive analytics; and system performance modeling and simulation. We also provide ground processing and analytics solutions that map and monitor the earth for a variety of commercial and government users. Our imaging systems have been at the heart of nearly every U.S. commercial remote sensing satellite system, and currently provide all of the commercial high resolution space-based imagery in the United States. We have leveraged this expertise to key wins in several international markets and we continue to expand our market focus globally. Our environmental systems monitor and evaluate our global environment with ground-based and space-based remote sensing, change detection, and data processing. The capabilities of our ISR Systems business are

Page |	6

at the heart of the ISR & Analytics SGP and serve enduring ISR, commercial geospatial and environmental missions for U.S. and international customers.
Integrated Electronic Warfare Systems
Integrated Electronic Warfare Systems (IEWS) is a leader in the design and manufacture of electronic warfare solution products with a history spanning more than 50 years. IEWS develops, produces and sells electronic warfare solutions to most U.S. military service branches and to classified customers and allied nations, and is a leading producer of electronic warfare countermeasures (ECM) solutions for tactical and strategic aircraft. IEWS is a key player on airborne platforms such as the U.S. Navy's F/A-18, and U.S. special operations forces (SOF) MH-60s, MH-47s and CV-22 aircraft. IEWS's experience and capabilities are the cornerstone for our Electronic Warfare SGP.
Electronic Attack and Release Systems
Electronic Attack and Release Systems (EARS) is a leading designer and producer of aircraft-armament suspension and release equipment and weapons interface systems for fighter jets, surveillance aircraft and unmanned aerial vehicles for the U.S. military and allied forces. EARS has built a strong leadership position and worldwide recognition in the weapons carriage and release area, having produced well over 22,000 systems during the past 45 years. This strength comes from our sole source position on many of the major airframes utilized by U.S. and international militaries, including the F-15, F-22, F-35, F-16, F/A-18, P-8, AV-8B and MQ-9. EARS's products also include advanced antenna technologies which provide communication, navigation, direction-finding and electronic warfare capabilities for military and commercial aircraft, with antennas on all Boeing 7-Series planes.
Radar and Reconnaissance Systems
Radar and Reconnaissance Systems (RRS) designs and manufactures high performance radar systems, electronic warfare systems and signal intelligence systems for both domestic and international military customers. RRS’s core radar capabilities include air defense radars, air traffic control (ATC) radars and airborne multifunction radars. RRS also provides electronic warfare and signals intelligence systems for reconnaissance and surveillance for electronic intelligence (ELINT), electronic support measures (ESM), electronic counter measures (ECM) and signals intelligence (SIGINT) applications. RSS has provided more than 1,500 ESM / ELINT systems and 2,600 radar systems to customers in more than 50 countries during the past 30 years.
Communications Solutions
Communications Solutions (CS) is a globally recognized leader in the design and manufacture of wireless tactical communications systems for U.S. and allied forces, as well as many government agencies. CS's legacy is defined by the Single Channel Ground and Airborne Radio System (SINCGARS), the most widely deployed military tactical radio in the world, with more than 650,000 units in use in more than 35 countries. Today’s CS goes to market with a diversified portfolio of communications-related products, including: INterference CANcellation Systems (INCANS) used exclusively by the E/A-18G Growler aircraft to enable unmatched communications-while-jamming performance; Global Network On the Move - Active Distribution (GNOMAD) mobile satellite communications systems for persistent, long-haul connectivity in austere environments; and SpearNet Enhanced Video On-board (EVO) tactical wearable radios, which, when combined with cutting edge Exelis night vision and intelligence dissemination products, forms the Individual Soldier System (ISS), an integrated solution that spans our businesses to offer a unique, industry leading capability.
Night Vision
Our Night Vision business is a leader in image intensification and sensor fusion technology. We are the world’s leading developer, producer, and supplier of Generation 3 image intensification technology for U.S. and allied military and security forces, and we are the largest producer of high performance night vision products in the world. We provide AN/PVS-14 and AN/PVS-7 ground night vision goggles and spare image intensifier tubes to the U.S. and allied militaries, via foreign military sales, and we are the primary supplier to the U.S. military for the AN/AVS-6 and AN/AVS-9 aviation night vision goggles, which provides rotary- and fixed-wing aircraft pilots the ability to operate in extreme low-light situations. We also developed the Enhanced Night Vision Goggle (ENVG) system, which was the first production goggle to optically overlay traditional night vision imagery with long wave thermal infrared imagery. The ENVG system enables users to effectively operate in extreme low light and obscured battlefield conditions.

Page |	7

Positioning, Navigation and Timing
Our Positioning, Navigation and Timing (PNT) business is a total GPS navigation systems supplier providing high-performance, reliable, cost-effective GPS payload, receiver and control solutions. We have developed more than 50 GPS satellite payloads that have been on every U.S. Government GPS satellite ever launched, and our equipment has accumulated over 700 years of combined on-orbit life without a mission-related failure due to our equipment. Most recently, we have developed new GPS satellite navigation payload technologies that will dramatically improve the accuracy and reliability of this global utility under the GPS III program, where we are a subcontractor on a team that is developing and building tomorrow's Global Positioning System for the U.S. Air Force. In addition to satellite modernization efforts, the next generation Global Positioning System Operational Control System (GPS OCX) will provide a new command, control and mission support system for all current and future GPS satellites based on a modern, service-oriented architecture. We are providing the key navigation processing elements and precision monitor station receivers for the GPS OCX program that includes advanced anti-jam capabilities, and improved system security, accuracy and reliability. We have leveraged our patented PNT technologies to develop a proprietary product, known as Signal Sentry, that detects and geo-locates GPS interference sources in real time, providing actionable intelligence to protect critical infrastructures that depend upon GPS availability. Our PNT business is another key driver of our ISR & Analytics SGP.
Aerostructures
Our Aerostructures business is a technically advanced designer and manufacturer of lightweight composite aerospace assembly structures, sub-assemblies and components. For more than 40 years, we have innovated advanced composite solutions for defense and commercial industries in applications from large commercial transport aircraft to fighter jets and commercial and military rotorcraft. We supply composites to most major aerospace prime contractors, including Boeing, Airbus, Lockheed Martin, Sikorsky and BAE Systems. Our composite design and fabrication expertise can be found on many commercial platforms such as Boeing’s 7-series family, Airbus's A380 aircraft, General Electric's GEnx engine, as well as Sikorsky's S-76 helicopter. For defense programs, we provide a wide range of products including complete structural assemblies, flight critical components, primary and secondary structural elements for platforms such as the F-35 Lightning II, the CH-53K Heavy Lift Helicopter and the Joint Air-to-Surface Standoff Missile (JASSM). Our aerostructures capabilities are the foundation for the Composite Aerostructures SGP.
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
Undersea Systems
Undersea Systems (USS) has been a supplier of undersea warfare systems to the U.S. Navy and allied Navies worldwide for more than 60 years. USS produces a broad range of systems for maritime platforms and environments including: mine sweeping systems, shipboard command and control systems, ASW sonar systems, data link systems, submarine flank and passive towed arrays, and acoustic sensors for military and commercial uses. USS is the largest supplier of piezoelectric ceramic shapes in the United States and capitalizes on this unique capability to produce highly engineered piezoelectric devices to address the geophysical and healthcare markets, including potentially revolutionary cancer treatment options. USS is also the largest U.S. manufacturer of influence and mechanical mine sweeping systems and is the trusted provider of mine defense solutions to the U.S. Navy.

Page |	8

Information and Technical Services
Our Information and Technical Services segment had revenues of $1.1 billion, $1.2 billion and $1.2 billion and operating income of $131, $126 and $107 for the years ended December 31, 2014, 2013 and 2012, respectively, and accounted for 35%, 36% and 33%, respectively, of our total revenues. This segment consists of the following major program areas:
Advanced Information Solutions
Our Advanced Information Solutions (AIS) business serves a broad range of federal customers in defense, intelligence and homeland security. AIS consists of a comprehensive portfolio that includes enduring mission support, advanced research and development support, and enterprise information support to deliver affordable, essential mission solutions in the critical networks and ISR & analytics market spaces. AIS serves enduring missions in military and national intelligence, strategic deterrence, and defense against chemical, biological, radiological, nuclear and explosive threats, and other core defense programs. We combine deep customer knowledge, subject matter expertise, engineering science and technical skills, and multiple technology partnerships to provide our customers with innovative solutions for ever-changing needs. Our key roles in support of the U.S. Army, Air Force, and Navy research laboratories generate early insights into emerging inflection points with respect to technology readiness and customer needs. AIS develops information-enabled solutions for U.S. Government customers that rely on our expertise to securely access, integrate and share sensitive data. These solutions integrate key capabilities in cyber defense, cross-domain information sharing, broad enterprise applications of information technology, and the implementation of leading edge network and systems architectures. We are the prime contractor for the U.S. Joint Spectrum Center’s (JSC) Electromagnetic Spectrum Engineering Services contract, where we provide engineering systems support, technical analysis, test support, and long-term strategic planning as JSC meets national security and military objectives related to the use of the electromagnetic spectrum.
Civil and Aerospace Systems
Our Civil and Aerospace Systems business has a 30-year history as a trusted provider of air traffic control navigation, communication and surveillance solutions as well as space and ground communications networks. Civil and Aerospace Systems provides the FAA with engineering expertise and full system solutions in the development and implementation of a modernized air traffic system. Our core program is the Automated Dependent Surveillance-Broadcast (ADS-B) system, the cornerstone program of the FAA’s Next Generation Air Transportation System (NextGen) initiative to modernize from a ground-based system of air traffic control to a satellite-based system of air traffic management. As the prime contractor on the ADS-B contract, we are designing, building and operating a nationwide system of radio communications, telecommunications networks, information technology and software to deliver highly accurate, networked, real-time surveillance data to the automated systems of the FAA. We have extended our integrated network systems capabilities to the commercial aviation market with a comprehensive, web-based application suite called Symphony, which enables key business functions for airports and airlines to improve efficiencies in their operations. This real-time, comprehensive flight tracking data is essential to improving airport stakeholders’ operations, including flight information display systems, billing, auditing, resource allocation, environmental monitoring, and situational awareness. We have supported NASA for more than 25 years as a leading provider of advanced engineering services for its space and ground communications networks. We are the prime contractor on NASA’s Space Communications Network Services (SCNS) contract for the Goddard Space Flight Center, which provides most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, such as the International Space Station, the Hubble Space Telescope and the Earth Observing System satellites. Also, we provide operations, maintenance and engineering support to NASA under the Deep Space Network (DSN) contract. The DSN is an international network that supports interplanetary robotic spacecraft missions and radio and radar astronomy observations, and provides the link between earth and scores of NASA spacecraft exploring the solar system.
Command, Control and Communications Systems
Our Command, Control and Communications Systems (C3S) business provides a full spectrum of technical services supporting mission critical network systems. These services include systems engineering, lifecycle sustainment, logistic support, modernization, and operations and maintenance for U.S. military launch, test and training ranges, including, DoD's SATCOM systems, NASA’s ground communications networks and launch ranges and other high-

Page |	9

priority U.S. Government assets throughout the world. C3S supports complex mission requirements that cover a broad spectrum of support, from facilities maintenance to reverse engineering of legacy systems. Key areas of support include system engineering, sustainment, logistics, depot maintenance, software and hardware engineering and configuration management for range instrumentation such as tracking, telemetry, optical, weather, communications, and command & control networks and systems. C3S also provides payload processing and launch services for numerous government agencies. These key systems and assets are critical to the launch range and space communications network infrastructures, including the world’s largest air, land and sea training range for the U.S. Navy and the U.S. Air Force space launch ranges on the U.S. East and West Coasts. Under our Tethered Aerostat Radar System (TARS) program, we operate and maintain a series of airborne radar platforms and associated infrastructure and communications to provide persistent, long-range detection and monitoring (radar surveillance) capability for interdicting low-level air, maritime and surface smugglers and narcotics traffickers along the United States-Mexico border, the Florida Straits, and a portion of the Caribbean. Under our Spacelift Range System (SLRS) contract, we engineer, modernize and sustain large networks and range support infrastructure for the western ranges based in Vandenburg Air Force Base in California and the eastern ranges based in Patrick Air Force Base in Florida. Our SLRS contract is expected to end in mid-2015. We also provide engineering support and sustainment for the U.S. Air Force's early warning system under our System Engineering and Sustainment Integrator (SENSOR) contract. C3S is also responsible for sustaining, maintaining and modernizing large radar installations globally. Together, our AIS, Civil and Aerospace Systems, and C3S businesses are the foundation of our Critical Networks SGP.
Industry Background
The federal government remains the largest consumer of services and solutions in the United States. The DoD is the largest purchaser of services and solutions in the federal government and is our largest customer. In addition to the DoD, we do substantial business with the U.S. intelligence community, NASA, FAA and allied international customers.

U.S. federal government spending is affected by the state of the U.S. economy and by measures taken to deal with persistent fiscal deficits. However, DoD spending is also driven by our nation’s security posture and the perceived threat environment. Deficit reduction measures will continue to put pressure on all areas of federal government spending, including defense, and we believe there is significant risk of further DoD and intelligence spending reductions going forward. The Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act for fiscal year 2014 have provided some clarity on federal spending levels for fiscal year 2015. However, longer term federal spending levels remain unclear. Within the defense, intelligence and homeland security budgets, we anticipate that there will be pockets of priority spending, driven by growing needs for sophisticated intelligence gathering, secure information sharing, capabilities that counter anti-access and area-denial intentions, and affordable versus “exquisite” solutions to modernize aged, outmoded, or war-torn equipment. Thus, we foresee sustained levels of funding in the areas of integrated electronic warfare, networked communications, intelligence and information analysis, cyber-security and cyber warfare, unmanned systems, submarines, sustainment, and affordable upgrades to fielded equipment.
Within the NASA budgets, we anticipate funding for earth science and space communications network programs, in which we participate, to persist. Reliance on timely and accurate weather data, environmental monitoring and reliable communications will continue to be priorities in an increasingly mobile, connected and environmentally responsible society.
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

Page |	10

Customers
Our largest customer is the DoD, primarily the U.S. Army, Navy and Air Force. In addition, we do substantial business with NASA, the FAA and the U.S. intelligence community. Our sources of revenue were as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic
U.S. Army, Navy, and Air Force	$1,423	$1,485	$1,784
NASA, FAA, and U.S. Commercial	633	686	729
Other DoD and Intelligence Community	614	624	671
International	607	546	546
Total revenue	$3,277	$3,341	$3,730
International Sales
Our sales to customers outside the United States were $607, $546 and $546 or 19%, 16% and 15% of total revenue in 2014, 2013 and 2012, respectively. Included in sales to customers outside the United States were foreign military sales through the U.S. Government. Revenue and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR), the Foreign Corrupt Practices Act (FCPA) and the export laws and regulations described below, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulations. In addition, embargoes, international hostilities and changes in currency values can also impact our international sales.
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

Page |	11

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
Competition
We compete against many companies in the aerospace, defense, information and services markets, but primarily against Lockheed Martin Corporation, The Boeing Company, Raytheon Company, General Dynamics Corporation, L-3 Communications Corporation, Northrop Grumman Corporation, Harris Corporation, Leidos Holdings, Inc. and BAE Systems, Inc. Internationally, we also compete against these same companies as well as Thales Group, EADS N.V., Finmeccanica S.p.A. and many others. Intense competition and long procurement and operating cycles are both key characteristics of our business and the overall aerospace and defense industries. It is common in these industries for work on major programs to be shared among a number of companies and a company competing as a prime contractor may, upon ultimate award of the contract to another party, serve as a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to, or a customer of, such competitor on other contracts. The nature of major aerospace and defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many other industries.

Page |	12

Our success in such competitive industries depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. We must continue to maintain reliable and trusted sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations. We have implemented a range of initiatives to promote our success in these critical areas in order to maintain or improve our competitive position within our markets. Our ability to successfully compete in the more labor intensive information and services markets depends on a number of factors, one of the most important of which is the capability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of customer requirements. We have implemented a range of initiatives to strengthen our ability to attract, develop and retain our workforce in order to maintain or improve our competitive position within these markets.
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
Research and Development
We conduct research and development activities to continually enhance our existing products and services, develop new products and services to meet our customers’ changing needs and requirements and address new market opportunities. During 2014, we invested $60 in research and development efforts compared to $54 in 2013 and $67 in 2012. These expenditures principally have been for product development for the U.S. Government. In addition, we also conduct funded research and development activities under U.S. Government contracts which are included in total revenue.
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
As of December 31, 2014, we had approximately 10,000 employees, approximately 1,100 of whom were working under collective bargaining agreements with labor unions and worker representatives. These collective bargaining agreements, which cover approximately 11% of our employees, will be renegotiated at various times over the next 3 years as they expire. We have historically renegotiated these agreements without any significant disruption to our operating activities.

Page |	13

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
We do not consider any material portion of our business to be seasonal. However, various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards, the availability of customer funding, product deliveries and customer acceptance.
Backlog
At December 31, 2014, total backlog was $6.3 billion compared to $6.5 billion at the end of 2013. Approximately 44% of total backlog at December 31, 2014 is expected to be converted into revenue in 2015. Total backlog included $2.8 billion of funded backlog and $3.5 billion of unfunded backlog at December 31, 2014.
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

Page |	14

The table below presents the percentage of our total revenue generated from each contract type for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
Contract type	2014	2013	2012
Fixed price	53%	50%	52%
Cost plus and time-and-material	47%	50%	48%
Total revenue	100%	100%	100%
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
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $26 and $26 as of December 31, 2014 and 2013, respectively, for environmental matters. We believe the total amount accrued is appropriate based on existing facts and circumstances.
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

Page |	15

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
Approximately 78% of our 2014 revenues were derived from products and services ultimately sold to the U.S. Government, primarily defense-related programs with the Department of Defense (DoD). Our sales are affected by and dependent on the federal budget and related federal spending levels. Federal spending is affected by numerous factors, including our nation’s national security posture and the perceived threat environment, macroeconomic conditions, changes in U.S. procurement policies, presidential administration priorities, and the ability of the U.S. Government to enact relevant legislation, such as appropriations bills. Any of these factors could result in a significant redirection of current and future DoD budgets and impact our future operations and cash flows.
The Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets and mandated substantial additional spending reductions through a process known as “sequestration.” The sequestration spending reductions required for defense were approximately $43 billion for fiscal year 2013, increasing to approximately $55 billion for fiscal year 2014 and beyond. The combined effect of the Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act of 2014 is a substantial alteration of sequestration in the near term. Though combined sequestration cuts of $55 billion were triggered in fiscal year 2013, there were no additional cuts, across the board cuts or sequestration in fiscal year 2014. Congress enacted a fiscal year 2014 appropriations bill implementing the defense and non-defense caps. Congress also enacted a more comprehensive CR-Omnibus appropriations measure for fiscal year 2015 which adhered to the $1.014 trillion combined discretionary spending caps and thus avoided triggering sequestration. By incorporating these alterations to the original Budget Control Act, the Congressional Budget Office still anticipates achievement of $539 billion in discretionary spending reductions from fiscal year 2016 to 2021.
The U.S. Government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities and reduce overall U.S. Government spending. In addition, changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. Overall, we expect that top-line defense spending will decline over the next several years. Such funding cuts will likely have an impact across the DoD budget. Such reductions in U.S. Government spending and policy could have a material impact on our business.
We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in priorities due to changes in U.S. Government spending levels, military strategy and planning and/or changes in social-political priorities. A shift in government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations and/or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Known Trends and Uncertainties.”

Page |	16

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

Page |	17

Competition within our markets may reduce our revenue and market share.
We operate in highly competitive markets, and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. The recent defense industry downturn has led to increased competition and we expect this heightened degree of competition to continue. In addition, as discussed above, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. Changes in U.S. defense spending may limit certain future market opportunities. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for technology and support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenue and market share which could negatively impact our financial position, results of operations, or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties.”
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

Page |	18

The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.
A substantial portion of Exelis’ current and retired employee population is covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”). We may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods which can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, rates of future compensation increases, mortality of plan participants and trends for future medical costs. Management develops each assumption using relevant plan and Company experience and expectations in conjunction with market-related data. Our financial position and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.
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
On December 27, 2011 the U.S. Government’s Cost Accounting Standards Board (CASB) published a final rule that harmonizes Cost Accounting Standards (CAS) pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended ERISA minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. The final rule applied to our contracts starting in 2013, although due to a five-year phase in, the rule will not begin to have a material impact on cost reimbursement until 2015, with full phase-in not achieved until 2017. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.
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
Most of our contracts are fixed-price contracts or flexibly priced contracts. Our risk varies with the type of contract. Flexibly priced contracts include both cost-plus and time-and-material contracts. Due to their nature, fixed-price contracts inherently have more risk than flexibly priced contracts. Approximately 53% of our total revenue was derived from fixed-price contracts for the year ended December 31, 2014. We typically enter into fixed-price contracts where costs can be reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. If the terms specified in our contracts are not met, then profitability may be reduced. Fixed-price development work comprises a small portion of our firm fixed-price contracts and inherently has more

Page |	19

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

Page |	20

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
Our international business constituted approximately 19% of total revenue for the year ended December 31, 2014. We are subject to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. Changes in regulation or political environment may affect our ability to conduct business in foreign markets, including investment, procurement and repatriation of earnings.
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

Page |	21

Unforeseen environmental issues could have a material adverse effect on our financial position, results of operations, or cash flows.
Our operations are subject to and affected by many federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations. Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require significant operating and capital costs.
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

Page |	22

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
At December 31, 2014, we had $650 million in aggregate principal amount of outstanding debt, including $250 million of 4.25% senior notes due in 2016 and $400 million of 5.55% senior notes due in 2021. In addition, at December 31, 2014, we had borrowing capacity of $500 million available to us under our bank credit facility. In the future, we may increase our borrowings, subject to limitations imposed on us by our debt agreements.
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
A downgrade in our credit ratings could materially adversely affect our business.
The credit ratings assigned to our debt securities could change based upon, among other things, our results of operations, financial condition, mergers, acquisitions or dispositions. These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that any rating will not be changed or withdrawn by a rating agency in the future. Moreover, these credit ratings are not recommendations to buy, sell or hold any of our debt securities. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, would likely increase our borrowing costs and affect our ability to incur new indebtedness or refinance our existing indebtedness, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, and could also have a material adverse effect on the market value of the our common stock and outstanding debt securities.

Page |	23

Goodwill and other intangible assets represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.
At December 31, 2014, our goodwill and other intangible assets were approximately $2.1 billion, net of accumulated amortization, which represented approximately 44% of our total assets. Goodwill is tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We also review the carrying value of finite-lived intangible assets for impairment when impairment indicators arise. We estimate the fair value of reporting units used in the goodwill impairment test using an income approach, and as a result the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition.
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
We may be unable to adequately protect our proprietary information, trade secrets and intellectual property rights, which could affect our ability to compete.
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
We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, we regularly are under audit by tax authorities. The final determination of tax audits could be materially different from our historical income tax provisions and accruals.

Page |	24

Additionally, changes in the geographic mix of our sales could also impact our tax liabilities and affect our income tax expense and profitability.
Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.
Approximately 1,100 of our employees are unionized, which represents approximately 11% of our employee-base at December 31, 2014. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.
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
Our proposed merger with Harris may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement and our stock price may decline.
On February 5, 2015, we entered into a definitive merger agreement with Harris Corporation (“Harris”) under which the Company will become a wholly owned subsidiary of Harris when the transaction closes. Under the merger agreement, at the time of the merger, all issued and outstanding shares of Exelis common stock will be canceled and Exelis shareholders will receive $16.625 in cash and 0.1025 of a share of Harris common stock for each share of Exelis common stock they own. Upon closing, Harris shareholders will own approximately 85 percent of the combined company and Exelis shareholders will own approximately 15 percent. The proposed merger has been approved by the boards of directors of both companies. The transaction is expected to close during the second quarter of 2015, subject to customary closing conditions, including regulatory and Exelis shareholder approval. There are no assurances that the proposed merger with Harris will be consummated on the expected timetable, or at all.
The announcement of the proposed merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales, strategic growth initiatives, research and development, or other key business activities, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the proposed merger, whether or not consummated, may impact our relationships with third parties, including collaboration with partners, suppliers, customers and others.
As more fully described in Note 21, "Proposed Merger" to the Notes of the Consolidated Financial Statements, the completion of the proposed merger is subject to certain conditions, including, among others: (1) the approval of the merger agreement by Exelis’ shareholders; (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (3) receipt of required regulatory approvals,

Page |	25

including all consents required to be obtained from the Federal Communications Commission pursuant to communications laws in connection with the merger; (4) the absence of certain legal impediments preventing the consummation of the merger; (5) the approval by the New York Stock Exchange of the listing the shares of Harris common stock issuable to Exelis shareholders under the merger agreement; (6) the effectiveness of the registration on Form S-4 to be filed by Harris relating to the shares of Harris common stock to be issued in the merger; (7) the truth of the representations and warranties of the parties and the compliance of the parties with their respective covenants, subject to customary qualifications including with respect to materiality; and (8) the absence of a material adverse effect occurring with respect to Exelis.
We cannot predict whether the closing conditions for the proposed merger set forth in the merger agreement will be satisfied. As a result, we cannot assure you that the proposed merger will be completed. If the closing conditions for the proposed merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the proposed merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction. Additionally, if the merger agreement is terminated under certain circumstances, we will be required to pay Harris a termination fee of up to approximately $138 in cash.
Risks Relating to the Spin-off of Vectrus
We face the following risks in connection with spin-off of Vectrus.
We may be responsible for U.S. Federal income tax liabilities that relate to the spin-off of Vectrus
In connection with the spin-off of Vectrus we received an opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off will qualify for tax-free treatment under section 355 of the Internal Revenue Code. However, if the factual assumptions or representations made in the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinion. Furthermore, the opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and such challenge could prevail. If, notwithstanding receipt of the opinion, the spin-off is determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who received shares of Vectrus in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder’s tax liability. Even if the Vectrus spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of Vectrus are deemed to be part of a plan or series of related transactions that include the Vectrus spin-off. In this event, the resulting tax liability could be substantial.
Vectrus has agreed not to enter into any transaction that could cause any portion of the distribution to be taxable to Exelis, including under Section 355(e). Pursuant to the Tax Matters Agreement entered into in connection with the spin-off, Exelis and Vectrus have agreed to indemnify each other for any tax liabilities resulting from such transactions to the extent a party’s actions caused such tax liability, whether or not the indemnified party consented to such transaction or the indemnifying party was otherwise permitted to enter into such transaction under the Tax Matters Agreement. In addition, under U.S. Treasury regulations, each member of the Exelis consolidated group at the time of the spin-off (including Vectrus and its subsidiaries) would be severally liable for the resulting U.S. Federal income tax liability if all or a portion of the spin-off does not qualify as a tax-free transaction, and Vectrus would make certain payments to Exelis in respect of certain tax benefits that would be realized by us in connection with the spin-off under the Tax Matters Agreement if the spin-off were to be taxable. These obligations may discourage, delay or prevent a change of control of our Company.
In connection with the Vectrus spin-off, Vectrus indemnified us for certain liabilities and we indemnified Vectrus for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by Vectrus and Vectrus may be unable to satisfy its indemnification obligations to us in the future.
As part of the Distribution Agreement, Exelis and Vectrus indemnified each other with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or related separation agreements. There can be no assurance that the indemnity from Vectrus will be sufficient to protect us

Page |	26

against the full amount of these and other liabilities, or that Vectrus will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that Vectrus has agreed to assume. Even if we ultimately succeed in recovering from Vectrus any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, performance on indemnities that we provided Vectrus may be significant and could negatively impact our business. Each of these risks could negatively affect our business, results of operations and financial position.
The Vectrus spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
The spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that Exelis did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left Exelis insolvent or with unreasonably small capital or that Exelis intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or Vectrus shares to Exelis or providing Exelis with a claim for money damages against Vectrus in an amount equal to the difference between the consideration received by Exelis and the fair market value of Vectrus at the time of the spin-off.
The measure of insolvency for purposes of the fraudulent conveyance laws may vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), and such entity would be considered to have unreasonably small capital if it lacked adequate capital to conduct its business in the ordinary course and pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Exelis was solvent at the time of or after giving effect to the spin-off, including the distribution of Vectrus common stock.
The distribution by Exelis of the Vectrus common stock in the spin-off could also be challenged under state corporate distribution statutes. Under the Indiana Business Corporation Law, a corporation may not make distributions to its shareholders if, after giving effect to the distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities. No assurance can be given that a court will not later determine that the distribution by Exelis of Vectrus common stock in the spin-off was unlawful.
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

Page |	27

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
Certain provisions of our amended and restated articles of incorporation and our amended and restated by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, the amended and restated articles of incorporation and the amended and restated by-laws, among other things, provide for a classified board, which will be phased out in 2017, require advance notice for shareholder proposals and nominations and do not permit action by written consent of the shareholders. In addition, the amended and restated articles of incorporation authorizes our Board of Directors to issue one or more series of preferred stock. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on mergers and other business combinations between any holder of 10% or more of our outstanding common stock and us as well as certain restrictions on the voting rights of “control shares” of an “issuing public corporation.”
Risks Relating to our Separation from ITT Corporation
We face the following risks in connection with our spin-off from ITT Corporation ("ITT") in 2011:
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
If we are required to indemnify ITT or Xylem Inc. in connection with the ITT spin-off, we may need to divert cash to meet those obligations and our financial results could be negatively impacted.
Pursuant to the Distribution Agreement and certain other agreements with ITT and Xylem Inc., ITT and Xylem Inc. agreed to indemnify us from certain liabilities, and we agreed to indemnify ITT and Xylem Inc. for certain liabilities as discussed further in Note 17, “Related Party Transactions,” and Note 18, “Commitments and Contingencies,” to the Notes of the Consolidated Financial Statements. Indemnities that we may be required to provide ITT and Xylem Inc. may be significant and could negatively impact our business. Further, there can be no assurance that the indemnity from ITT and Xylem Inc. will be sufficient to protect us against the full amount of such liabilities, or that ITT and Xylem Inc. will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our business, results of operations and financial condition.

Page |	28

Item 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved comments from the SEC.
Item 2. PROPERTIES
We have 107 locations, in 10 countries on four continents. These properties total approximately 6.1 million square feet, of which 97 locations, or approximately 3.8 million square feet are leased. We consider the many offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows the significant locations by segment.

Location	Segment	Square Feet (thousands)	Owed / Leased
Clifton, New Jersey	C4ISR Electronics and Systems	726	Owned
Rochester, New York	C4ISR Electronics and Systems	661	Owned
Salt Lake City, Utah	C4ISR Electronics and Systems	658	Leased
Rochester, New York	C4ISR Electronics and Systems	399	Leased
Fort Wayne, Indiana	C4ISR Electronics and Systems	305	Leased
Roanoke, Virginia	C4ISR Electronics and Systems	297	Owned
Van Nuys, California	C4ISR Electronics and Systems	251	Leased
Fort Wayne, Indiana	C4ISR Electronics and Systems	241	Owned
Herndon, Virginia	Information and Technical Services	260	Leased
McLean, Virginia	Corporate Headquarters	49	Leased
Item 3. LEGAL PROCEEDINGS
We are party to or have property subject to claims and other legal proceedings, including employment related matters, matters in connection with our contracts and matters arising under provisions relating to the protection of the environment. For information regarding these matters, including current environmental estimates of the amounts that we believe are required for remediation or clean-up, see Note 18, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements. While we cannot predict the outcome of these matters with certainty, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Page |	29

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is provided regarding the executive officers of Exelis as of February 27, 2015. Each of the executive officers was elected to his or her current position by the Company’s Board of Directors. The date in parentheses indicates the year in which the position was assumed.

Name	Age	Current Title	Other Business Experience During Past 5 Years
David F. Melcher	60	Chief Executive Officer and President (2011)
Senior Vice President, ITT and President, ITT Defense and Information Solutions (2010); Vice President, ITT and President, ITT Defense Electronics & Services (2008); Vice President of Strategy and Business Development, ITT Defense Electronics & Services (2008).

Peter J. Milligan	47	Senior Vice President and Chief Financial Officer (2011)	Vice President and Chief Financial Officer, ITT Defense and Information Solutions (2010); Vice President and Controller, ITT Electronics Systems (2008).
Ann D. Davidson	62	Senior Vice President, Chief Legal Officer and Corporate Secretary (2011)	Vice President, Chief Ethics and Compliance Officer, ITT (2009); Vice President and General Counsel, ITT Defense Electronics & Services (2008).
A. John Procopio	61	Senior Vice President and Chief Human Resources Officer (2011)	Vice President and Director of Human Resources, ITT Defense and Information Solutions (2010); Vice President and Director of Human Resources, ITT Defense Electronics & Services (2008).
Robert E. Durbin	61	Senior Vice President, Strategy and Corporate Development (2014)
Senior Vice President, Strategy and Government Relations (2013), Vice President of Strategy and Customer Relations, Exelis Inc. (2011), Lieutenant General, Director Army Office of Business Transformation and Special Assistant to the Army Chief of Staff for Enterprise Management (2008).

Christopher D. Young	55	Executive Vice President and President of Geospatial Systems (2011)	President and General Manager, Geospatial Systems, ITT Defense and Information Solutions (2010); President and General Manager, ITT Space Systems Division, ITT Defense Electronics & Services (2008).
Pamela A. Drew	53	Executive Vice President and President of Information Systems (2014)
Corporate Vice President and President of Information Systems (2013); Senior Vice President, TASC, Inc. (2012); Sector Vice President, Business Development Northrop Grumman’s Mission Systems sector (2008-2009); Vice President, General Manger, Boeing Integrated Defense System (2008).

Richard D. Sorelle	55	Executive Vice President and President of Electronic Systems (2014)
Corporate Vice President and President of Electronic Systems (2013);Vice President and General Manager of Integrated Electronic Warfare Systems, Exelis Inc. (2012); Director, Integrated Electronic Warfare Systems, ITT Defense Electronics & Services (2008).

Nicholas E. Bobay	51	Corporate Vice President and President of Night Vision and Communications Solutions (2013)
Vice President and General Manager, Geospatial Systems, Night Vision & Imaging, Exelis Inc. (2012); Vice President and Business Program Director SAP, ITT Defense and Information Solutions (2011); Vice President, International Products and Services, ITT Defense and Information Solutions (2010).

Page |	30

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET PRICES AND DIVIDENDS
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “XLS”. The following tables present the high and low sales prices by quarter for our common stock during the years ended December 31, 2014 and 2013. The stock prices prior to the spin-off of Vectrus on September 27, 2014 have not been adjusted.

	Year Ended December 31, 2014
	Sales Price
Quarter Ended	High	Low
March 31, 2014	$21.44	$18.19
June 30, 2014	$19.44	$15.91
September 30, 2014	$18.85	$16.15
December 31, 2014	$18.22	$15.30

	Year Ended December 31, 2013
	Sales Price
Quarter Ended	High	Low
March 31, 2013	$11.74	$10.08
June 30, 2013	$13.99	$10.19
September 30, 2013	$16.15	$13.55
December 31, 2013	$19.43	$15.07
As of February 24, 2015, there were approximately 14,945 common stockholders of record.
The declaration and payment of dividends by us is subject to the discretion of our Board of Directors and depends on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. The Company expects to continue to pay regular cash dividends, but there can be no assurance as to what level of dividends, if any, will be paid in the future due to the factors described above. Under the terms of the merger agreement that we entered into with Harris Corporation, we may only declare one quarterly cash divided in each quarter of 2015 in an amount per share not to exceed $0.1033 per share.
The following table presents our quarterly cash dividends declared per common share for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Quarter Ended	2014	2013
March 31,	$0.1033	$0.1033
June 30,	0.1033	0.1033
September 30,	0.1033	0.1033
December 31,	0.1033	0.1033
Total dividends declared per common share	$0.4132	$0.4132

Page |	31

EQUITY COMPENSATION PLAN INFORMATION
The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes repurchases of our common stock during the quarter ended December 31, 2014.

In millions, except per share amounts, unless otherwise stated
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (a)
October 1, 2014 – October 31, 2014	1.82	$16.72	1.82	$—
November 1, 2014 – November 30, 2014	1.56	17.91	1.56	322
December 1, 2014 – December 31, 2014	—	—	—	322
Total	3.38	$17.27	3.38	$322

(a)
On November 4, 2014, the Board of Directors approved a share repurchase program for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $350. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on November 4, 2016. As of December 31, 2014, we had repurchased a total of 1.5 shares of our common stock under this program for $28, and had remaining authorization of $322 for future share repurchases. Our prior share repurchase program was approved by the Board of Directors on December 11, 2012. As of December 31, 2014, we had repurchased a total of 5.8 shares of our common stock under the prior share repurchase program for $100, fully utilizing that program's authorized ceiling. There were no repurchases of our common stock other than in connection with our share repurchase programs.

Page |	32

STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return on the Company’s common stock to the returns of Standard & Poor’s (S&P) 500 and the S&P Aerospace and Defense Index from October 13, 2011 (the first day our common stock began “when-issued” trading on the New York Stock Exchange) through December 31, 2014. Our common stock began “regular-way” trading on November 1, 2011, following the completion of our spin-off from ITT Corporation. “When-issued” trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. “Regular-way” trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.
The above graph assumes the following:

(1)	$100 invested at the close of business on October 13, 2011, in Exelis common stock, S&P 500 Index, and the S&P Aerospace Defense Index.

(2)	The cumulative total return assumes reinvestment of all dividends paid over the performance period.

(3)
On September 27, 2014, we completed the spin-off of Vectrus through a pro rata distribution to our shareholders of one share of Vectrus common stock for every 18 shares of our common stock held by such shareholders on September 18, 2014 (the "Record Date"). This distribution to our shareholders is reflected in the cumulative total return.

Page |	33

ITEM 6. SELECTED FINANCIAL DATA
(In millions, except per share amounts, unless otherwise stated)
The following table presents historical selected financial data derived from our Consolidated and Combined Financial Statements, which has been adjusted to reflect the spin-off of Vectrus and the related classification of its assets, liabilities, results of operations and cash flows as discontinued operations.

	Year Ended December 31,
(in millions, except per share amounts)	2014	2013	2012	2011	2010
Results of Operations
Product and service revenue	$3,277	$3,341	$3,730	$4,054	$4,803
Operating income	$397	$328	$432	$430	$644
Operating margin	12.1%	9.8%	11.6%	10.6%	13.4%
Income from continuing operations	$230	$178	$246	$264	$417
Net Income (a)	$249	$281	$330	$326	$587
Basic earnings per share (b)
Income from continuing operations	$1.22	$0.94	$1.31	$1.42	$2.24
Net income (a)	$1.32	$1.49	$1.76	$1.75	$3.15
Diluted earnings per share (b)
Income from continuing operations	$1.19	$0.93	$1.30	$1.41	$2.23
Net income (a)	$1.29	$1.46	$1.75	$1.75	$3.14
Cash dividends declared per common share	$0.41	$0.41	$0.41	$0.10	$—
Financial Position
Total assets	$4,878	$4,884	$5,212	$5,099	$4,295
Long-Term Debt	$649	$649	$649	$649	$—

(a)
Net income for the year ended December 31, 2010 includes $139 of income from discontinued operations, net of taxes, related to our sale of CAS, Inc., a component of our Information and Technical Services segment.

(b)
On October 31, 2011, 184.6 shares of our common stock were distributed to ITT Corporation’s shareholders in connection with our spin-off from ITT Corporation. For comparative purposes, and to provide a more meaningful calculation of weighted average shares, we have assumed this amount to be outstanding for each period presented prior to the ITT spin-off in our calculation of basic weighted average shares. In addition, for our dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at October 31, 2011 were also outstanding for each of the prior periods presented.

The selected historical condensed consolidated and combined financial data presented above should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Our financial information may not be indicative of our future performance. Our historical combined financial information prior to October 31, 2011 reflects our performance as a business segment of ITT Corporation and may not provide a useful indicator of future performance.

Page |	34

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
The following discussion of our financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto as well as the discussion in the section of this Annual Report on Form 10-K entitled “Description of Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Cautionary Statement Concerning Forward-looking Statements.”
OVERVIEW
Exelis is a diversified aerospace, defense, information and services company that leverages a greater than 50-year legacy of deep customer knowledge and technical expertise to deliver affordable mission-critical solutions to military, government and commercial customers in the United States and globally. We are focused on strategic growth in the areas of critical networks; intelligence, surveillance, reconnaissance (ISR) and analytics; electronic warfare; and composite aerostructures. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and civil government programs in the United States and internationally. Exelis conducts most of its business with the U.S. Government, principally the DoD.
We operate in two segments: Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Electronics and Systems, and Information and Technical Services. Our C4ISR Electronics and Systems segment provides engineered systems and solutions, including: ISR systems; integrated electronic warfare systems; radar and sonar systems; electronic attack and release systems; communications solutions; space systems; and composite aerostructures, for government and commercial customers around the world. Our Information and Technical Services segment provides a broad range of service solutions, including: systems integration; network design and development; air traffic management; cyber; intelligence; advanced engineering; and space launch and range-support, for a wide variety of U.S. military and U.S. Government customers.
On February 5, 2015, we entered into a definitive merger agreement with Harris Corporation (“Harris”) under which the Company will become a wholly owned subsidiary of Harris when the transaction closes. Under the merger agreement, at the time of the merger, all issued and outstanding shares of Exelis common stock will be canceled and Exelis shareholders will receive $16.625 in cash and 0.1025 of a share of Harris common stock for each share of Exelis common stock they own. Upon closing, Harris shareholders will own approximately 85 percent of the combined company and Exelis shareholders will own approximately 15 percent. The proposed merger has been approved by the boards of directors of both companies. The transaction is expected to close during the second quarter of 2015, subject to customary closing conditions, including regulatory and Exelis shareholder approval. There are no assurances that the proposed merger with Harris will be consummated on the expected timetable, or at all.
Spin-off of Vectrus
On September 27, 2014, the Company completed the previously announced spin-off of part of its military and government services business ("Vectrus, Inc." or "Vectrus", formerly referred to as Mission Systems) through a pro rata distribution of Vectrus common stock to the Company's shareholders that has been structured to qualify as a tax-free transaction to Exelis and its shareholders. Vectrus began trading as an independent, publicly traded company on the New York Stock Exchange on September 29, 2014. Vectrus was part of the Company’s Information and Technical Services segment and included the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services. The financial results of Vectrus prior to the completion of its spin-off from Exelis are reported as discontinued operations.

Page |	35

Known Trends and Uncertainties
Economic Opportunities, Challenges, and Risks
U.S. defense and other discretionary budgets have been under pressure as the United States continues to face concerns over persistent U.S. fiscal deficits and the level of U.S. national debt. The Consolidated Appropriations Act of 2014, which was signed into law on January 17, 2014, provides $1.014 trillion in discretionary spending for the U.S. federal government in fiscal year 2015, and adheres to the Bipartisan Budget Act of 2013, better known as the Ryan-Murray budget deal. Within the $1.014 trillion in discretionary spending, the appropriated amount for national security and defense spending for the fiscal year 2015 is $521 billion, $1 billion more than fiscal year 2014. While the measure creates a degree of one year spending clarity for the majority of the federal government and for defense spending in particular, it falls short of creating more comprehensive near term budget predictability. The $490 billion provided for the portion of the Defense Department’s base budget in the DoD appropriations bill is $3 billion more than the fiscal year 2014 level. However, funding for the Homeland Security Department will remain effectively frozen at the fiscal year 2014 level ($39 billion) by a continuing resolution through February 27, 2015. More importantly, since the changes made by the Ryan-Murray budget deal have run their natural two year agreed upon course, the federal budget will return to the possibility of enforced sequestration in the fiscal year 2016 budget and appropriations cycle which will require a $35 billion base budget DoD decrease from the permitted fiscal year 2015 cap and an estimated $115 billion in defense spending reductions through fiscal year 2019.
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
The DoD is focused on several initiatives to improve efficiency, refocus priorities, and enhance DoD business practices. As part of these initiatives, the DoD is re-evaluating the way capabilities are procured and continues to experiment with novel approaches. This acquisition reform could increase competitive pressures and impact defense industry revenue levels and profit margins going forward. We believe, however, that we are well positioned for this environment by offering affordable and ready-now solutions, which may realize true cost savings for the DoD and position the DoD with sustained superior capabilities.
As large-scale ground deployments continue to decline, less emphasis is being placed on capabilities required for U.S. soldiers (Soldier Systems), including counter–IED jammers, night vision equipment and tactical communications systems. These declines are reflected in our business plans. While it is evident that reductions in demand for U.S. Soldier Systems are occurring, the specific end state remains uncertain. However, the international demand for these systems continues to grow.
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

Page |	36

Although the federal government faces budget pressures and constraints for the foreseeable future, we believe that we are well positioned in areas of persistent demand in certain civil agencies, including our development and operation of the FAA’s ADS-B system, and management and operation of NASA’s space communications networks.
Globally, continued fiscal pressures in overseas economies could impact our business in markets such as the United Kingdom and continental Europe. However, we are forecasting continued market growth in the Middle East and Asia-Pacific regions with new opportunities to expand our international business. Finally, the global demand for aircraft and airside operations is increasing significantly, driven by the growth in commercial aviation.
The information provided above represents a list of known trends and uncertainties that could impact our business in the foreseeable future. It should, however, be considered along with the risk factors identified under the caption “Risk Factors” and the discussion under the section “Cautionary Statement Concerning Forward-Looking Statements” in this Annual Report on Form 10-K.
Executive Summary
Exelis reported revenue of $3.3 billion for the year ended December 31, 2014, a decrease of approximately 2% compared to 2013. The decrease in revenue was driven by a revenue decline of 6% within our Information and Technical Services segment primarily due to lower revenue on our Advanced Information Systems program area contracts.
Operating income for the year ended December 31, 2014 was $397, reflecting an increase of $69 or 21% compared to 2013 primarily due to lower restructuring charges. Operating margin increased year-over-year to 12.1% from 9.8% also primarily due to lower restructuring charges.
Additional Company highlights for the year ended December 31, 2014 included the following:

•	We successfully completed the spin-off of Vectrus, formerly part of our military and government services business.

•	We declared four quarterly cash dividends totaling $79 or $0.41 per share.
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

Page |	37

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations	$230	$178	$246
Separation costs for the ITT spin-off, net of tax	—	—	19
Separation costs for the Vectrus spin-off, net of tax	7	—	—
Tax-related special items for the ITT spin-off	—	5	—
Adjusted income from continuing operations	$237	$183	$265
Income from continuing operations per diluted share	$1.19	$0.93	$1.30
Adjusted income from continuing operations per diluted share	$1.23	$0.95	$1.41
DISCUSSION OF FINANCIAL RESULTS
YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

	Year Ended December 31,
	2014	2013	Change
Product and service revenue	$3,277	$3,341	(1.9)%
Cost of product and service revenue	2,436	2,484	(1.9)%
Operating expense	444	529	(16.1)%
Operating income	397	328	21.0%
Operating margin	12.1%	9.8%
Interest expense, net	37	37	—%
Other expense (income), net	(5)	3	(267)%
Income tax expense	135	110	22.7%
Effective income tax rate	37.0%	38.2%
Income from continuing operations	230	178	29.2%
Income from discontinued operations, net of tax	19	103	(81.6)%
Net Income	$249	$281	(11.4)%
Revenue
Revenue for the year ended December 31, 2014 was $3,277, reflecting a decrease of $64 or 1.9% as compared to 2013. The following table illustrates revenue for our segments for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change
C4ISR Electronics and Systems	$2,142	$2,136	0.3%
Information and Technical Services	1,135	1,205	(5.8)%
Total revenue	$3,277	$3,341	(1.9)%

Revenue from our C4ISR Electronics and Systems segment was $2,142 in 2014, an increase of $6 or 0.3% as compared to 2013. The increase in revenue was primarily due to higher revenue on our Integrated Defensive Electronic Countermeasures (IDECM) products for military aircraft and our Electronic Support Measures (ESM) systems for the Royal Australian Navy of approximately $40 and $30, respectively, partially offset by lower revenue on our communication solutions products of approximately $62.
Revenue from our Information and Technical Services segment was $1,135 in 2014, a decrease of $70 or 5.8% as compared to 2013. The decrease in revenue was primarily due to lower net activity on our Advanced Information Systems program area contracts and our Spacelift Range Systems (SLRS) contract of approximately $32 and $21, respectively. Our SLRS contract is expected to end in mid-2015.

Page |	38

Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Year Ended December 31,
	2014	2013	Change
Cost of product revenue	$1,538	$1,517	1.4%
% of product revenue	71.8%	71.0%
Cost of service revenue	$898	$967	(7.1)%
% of service revenue	79.1%	80.2%
Selling, general and administrative expenses	$372	$395	(5.8)%
% of total revenue	11.4%	11.8%
Research and development expenses	$60	$54	11.1%
% of total revenue	1.8%	1.6%
Restructuring and asset impairment charges	$12	$80	(85.0)%
% of total revenue	0.4%	2.4%
Cost of Product and Service Revenue
The increase in cost of product revenue of $21 or 1.4% in 2014 as compared to 2013 was primarily due to net revenue mix of lower margin products within our C4ISR Electronics and Systems segment. The cost of product revenue as a percent of product revenue increased primarily due to a net revenue mix of lower margin products primarily from volume declines in communication solutions and night vision products.
The decrease in cost of service revenue of $69 or 7.1% in 2014 as compared to 2013 was primarily due to lower revenue within our Information and Technical Services segment. The cost of service revenue as a percent of service revenue decreased primarily due to a net revenue mix of higher margin services primarily from our Civil and Aerospace Systems program area.
Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percent of total revenue was 11.4% in 2014, compared to 11.8% in 2013. The decrease in SG&A expenses as a percent of total revenue was due to lower SG&A expenses, partially offset by lower revenue. SG&A expenses decreased primarily due to cost reductions resulting from prior year restructuring actions.
Research and Development (R&D) Expenses
The increase in R&D expenses of $6 or 11.1% in 2014 as compared to 2013 was primarily due to increased investment in new projects.
Restructuring and Asset Impairment Charges
We recognized restructuring and asset impairment charges of $12 in 2014 as compared to $80 in 2013. The decrease in restructuring and asset impairment charges was primarily due to the completion of a restructuring action, started in the first quarter of 2013 and substantially completed by December 31, 2013, to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions. Restructuring and asset impairment charges incurred in 2014 and 2013 primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities.

Page |	39

Operating Income
The following table illustrates the 2014 and 2013 operating income results of our business segments, including operating margin results:

	Year Ended December 31,
	2014	2013	Change
C4ISR Electronics and Systems	$266	$202	31.7%
Operating margin	12.4%	9.5%
Information and Technical Services	131	126	4.0%
Operating margin	11.5%	10.5%
Total operating income	$397	$328	21.0%
Total operating margin	12.1%	9.8%
Operating income at our C4ISR Electronics and Systems segment increased $64 or 31.7% in 2014 as compared to 2013 primarily due to lower restructuring charges. Operating income as a percentage of revenue was 12.4% in 2014 as compared to 9.5% in 2013. The increase in operating margin was primarily due to lower restructuring charges and lower SG&A expenses.
Operating income at our Information and Technical Services segment increased $5 or 4.0% in 2014 as compared to 2013 primarily due to lower restructuring charges. Operating income as a percentage of revenue was 11.5% in 2014 as compared to 10.5% in 2013. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue and lower restructuring charges.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $17 and $69 for the years ended December 31, 2014 and 2013, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current year.
Impact to Operating Income from Defined Benefit Plan Expense
We recorded net periodic benefit cost of $58 in 2014 as compared to $87 in 2013. The decrease in net periodic benefit cost was primarily attributable to a better than expected return on plan assets in 2013, which resulted in lower amortization of net actuarial loss in 2014.
In 2015, we anticipate an increase of approximately $25 to $30 in net periodic benefit cost as compared to 2014. This anticipated increase is primarily attributable to higher amortization of net actuarial loss. Net actuarial loss increased in 2014 primarily due to a decrease in the discount rate and changes to mortality assumptions for plan participants.
Interest Expense, Net
We recorded interest expense, net, of $37 in both 2014 and 2013. Interest expense, net, was primarily related to our senior notes.
Other Expense (Income), Net
We recorded other income, net, of $5 in 2014 as compared to other expense, net, of $3 in 2013. The year-over-year change was not significant.

Page |	40

Income Tax Expense
We recorded income tax expense of $135 and $110 in 2014 and 2013, respectively, which represented effective income tax rates of 37.0% and 38.2%, respectively. The year-over-year decrease in the effective income tax rate was primarily due to state tax deferred adjustments that increased income tax expense in 2013.
Income From Discontinued Operations, Net of Tax
We recorded income from discontinued operations, net of tax, of $19 in 2014 as compared to $103 in 2013. Income from discontinued operations, net of tax, relates to the financial results of Vectrus presented under the discontinued operations accounting guidance up to the completion of the Vectrus spin-off on September 27, 2014. The year-over-year decrease was primarily due to net revenue mix of lower margin services, increased separation costs resulting from the Vectrus spin-off and three quarters of financial results in 2014 compared to a full year in 2013. Income from discontinued operations, net of tax, includes separation costs of $23 and $2 in 2014 and 2013, respectively.
The table below provides the operating results of Vectrus for 2014, through the date of the Vectrus spin-off, and 2013.

	Year Ended December 31,
	2014	2013	Change
Revenue	$886	$1,475	(39.9)%
Income from discontinued operations, before income tax expense	$33	$149	(77.9)%
Income tax expense	14	46	(69.6)%
Income from discontinued operations, net of tax	$19	$103	(81.6)%
DISCUSSION OF FINANCIAL RESULTS
YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

	Year Ended December 31,
	2013	2012	Change
Product and service revenue	$3,341	$3,730	(10.4)%
Cost of product and service revenue	2,484	2,753	(9.8)%
Operating expense	529	545	(2.9)%
Operating income	328	432	(24.1)%
Operating margin	9.8%	11.6%
Interest expense, net	37	37	—%
Other expense (income) , net	3	3	—%
Income tax expense	110	146	(24.7)%
Effective income tax rate	38.2%	37.2%
Income from continuing operations	178	246	(27.6)%
Income from discontinued operations, net of tax	103	84	22.6%
Net Income	$281	$330	(14.8)%
Revenue
Revenue for the year ended December 31, 2013 was $3,341, reflecting a decrease of $389 or 10.4% as compared to 2012. The following table illustrates revenue for our segments for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012	Change
C4ISR Electronics and Systems	$2,136	$2,487	(14.1)%
Information and Technical Services	1,205	1,243	(3.1)%
Total revenue	$3,341	$3,730	(10.4)%

Page |	41

Revenue from our C4ISR Electronics and Systems segment was $2,136 in 2013, a decline of $351 or 14.1% as compared to 2012. The decrease in revenue was primarily due to volume declines in counter-IED jammer products, including CREW related products and other counter-IED systems, of approximately $151 and Night Vision products of approximately $146. Additionally, revenue decreased on our World-3 satellite imaging program by approximately $60, as this program neared completion. The decrease in revenue was partially offset by higher revenue on our Advanced Integrated Defensive Electronic Warfare Suite (AIDEWS) products for international military aircraft of approximately $27.
Revenue from our Information and Technical Services segment was $1,205 in 2013, a decrease of $38 or 3.1% as compared to 2012. The decrease in revenue was primarily due to lower net activity on our Advanced Information Solutions program area contracts of approximately $41 and our Command, Control and Communications Systems program area contracts of approximately $22. The decrease in revenue was partially offset by higher revenue on our Automated Dependent Surveillance-Broadcast (ADS-B) contract of approximately $36.
Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Year Ended December 31,
	2013	2012	Change
Cost of product revenue	$1,517	$1,726	(12.1)%
% of product revenue	71.0%	69.4%
Cost of service revenue	$967	$1,027	(5.8)%
% of service revenue	80.2%	82.6%
Selling, general and administrative expenses	$395	$459	(13.9)%
% of total revenue	11.8%	12.3%
Research and development expenses	$54	$67	(19.4)%
% of total revenue	1.6%	1.8%
Restructuring and asset impairment charges	$80	$19	321%
% of total revenue	2.4%	0.5%
Cost of Product and Service Revenue
The decrease in cost of product revenue of $209 or 12.1% in 2013 as compared to 2012 was primarily due to volume declines within our C4ISR Electronics and Systems segment. The cost of product revenue as a percent of product revenue increased primarily due to a net revenue mix of lower margin products.
The decrease in cost of services revenue of $60 or 5.8% in 2013 as compared to 2012 was primarily due to lower activity within our Information and Technical Services segment. The cost of service revenue as a percent of service revenue decreased primarily due to contract productivity improvements, that decreased the cost of service revenue, and favorable contract pricing adjustments, including improved incentive fees, that increased revenue without an increase to cost, within our Civil and Aerospace Systems program area.
Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percent of total revenue was 11.8% in 2013 as compared to 12.3% in 2012. The decrease in SG&A expenses as a percent of total revenue was due to lower SG&A expenses partially offset by lower revenue. SG&A expenses decreased primarily due to cost reductions resulting from restructuring actions in our C4ISR Electronics and Systems segment and other cost saving initiatives, partially offset by higher net periodic benefit cost.
Research and Development (R&D) Expenses
The decrease in R&D expenses of $13 or 19.4% in 2013 as compared to 2012 was primarily due to more narrowly focusing R&D expenses in strategic growth areas.

Page |	42

Restructuring and Asset Impairment Charges
We recognized restructuring and asset impairment charges of $80 in 2013 as compared to $19 in 2012. The increase in restructuring and asset impairment charges was primarily due to a restructuring action started in the first quarter of 2013 to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions. Through voluntary and involuntary employee reductions, we eliminated approximately 1,168 positions in 2013. Charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities. This restructuring action was substantially completed by December 31, 2013.
Operating Income
The following table illustrates the 2013 and 2012 operating income results of our business segments, including operating margin results:

	Year Ended December 31,
	2013	2012	Change
C4ISR Electronics and Systems	$202	$325	(37.8)%
Operating margin	9.5%	13.1%
Information and Technical Services	126	107	17.8%
Operating margin	10.5%	8.6%
Total operating income	$328	$432	(24.1)%
Total operating margin	9.8%	11.6%
Operating income at our C4ISR Electronics and Systems segment decreased $123 or 37.8% in 2013 as compared to 2012 primarily due to lower product revenue and higher restructuring charges. Operating income as a percentage of revenue was 9.5% in 2013 as compared to 13.1% in 2012. The decrease in operating margin was primarily due to higher restructuring charges.
Operating income at our Information and Technical Services segment increased $19 or 17.8% in 2013 as compared to 2012 primarily due to lower cost of service revenue. Operating income as a percentage of revenue was 10.5% in 2013 as compared to 8.6% in 2012. The increase in operating margin was primarily due to lower cost of service revenue as a percentage of service revenue.
Net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $69 and $54 for the years ended December 31, 2013 and 2012, respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in 2013.
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
During the second quarter of 2013, we amended our U.S. Salaried Retirement Plan (U.S. SRP), our largest defined benefit pension plan, and the related Excess Pension Plans to freeze all future benefit accruals effective December 31, 2016. As a result, the assets and liabilities of the U.S. SRP and related plans were re-measured as of May 31, 2013, which reduced net periodic benefit cost by approximately $14 in 2013 primarily due to lower service costs.
Interest Expense, Net
We recorded interest expense, net, of $37 in both 2013 and 2012. Interest expense, net, was primarily related to our senior notes.
Other Expense (Income), Net
We recorded other expense, net, of $3 in both 2013 and 2012. Other expense was not significant in either year.

Page |	43

Income Tax Expense
We recorded income tax expense of $110 and $146 in 2013 and 2012, respectively, which represented effective income tax rates of 38.2% and 37.2%, respectively. The year-over-year increase in the effective income tax rate was primarily due to state tax deferred adjustments that increased income tax expense in 2013.
Income from discontinued operations, net of tax
We recorded income from discontinued operations, net of tax, of $103 in 2013 as compared to $84 in 2012. Income from discontinued operations, net of tax, relates to the financial results of Vectrus presented under the discontinued operations accounting guidance. The year-over-year increase was primarily due to improved profitability on several large contracts. Income from discontinued operations, net of tax, includes separation costs of $2 and $0 in 2013 and 2012 respectively.
The table below provides the operating results of Vectrus for 2013 and 2012.

	Year Ended December 31,
	2013	2012	Change
Revenue	$1,475	$1,792	(17.7)%
Income from discontinued operations, before income tax expense	$149	$129	15.5%
Income tax expense	46	45	2.2%
Income from discontinued operations, net of tax	$103	$84	22.6%
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
Funded orders received in 2014 decreased 9% or $0.3 billion to $3.3 billion as compared to 2013. The decrease in funded awards was primarily driven by lower awards for communication solutions and night vision products and the absence of a large multi-year funded award received in 2013 for our ESM systems for the Royal Australian Navy within our C4ISR Electronics and Systems segment and the absence of a large multi-year funded award received in 2013 for our Spacelift Range System (SLRS) contract within our Information and Technical Services segment. The decrease in funded orders was partially offset by higher funded orders for GPS and scientific satellite payloads within our C4ISR Electronics and Systems segment.
At December 31, 2014, total backlog was $6.3 billion compared to $6.5 billion at the end of 2013. Total backlog decreased by $0.2 billion primarily due to lower backlog related to Civil and Aerospace Systems program area contracts within our Information and Technical Services segment, partially offset by higher backlog for GPS and scientific satellite payloads within our C4ISR Electronics and Systems segment.
Backlog consisted of the following:

	Year Ended December 31,
(In billions)	2014	2013
Funded backlog	$2.8	$2.8
Unfunded backlog	3.5	3.7
Total backlog	$6.3	$6.5

Page |	44

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect to fund our ongoing working capital, capital expenditures, strategic investments, and financing requirements through cash flows from operations, cash on hand and access to capital markets. If our cash flows from operations are less than we expect, we may need to access the short or long-term capital markets. We believe our $500 credit facility will permit us to finance our operations on acceptable terms and conditions.
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
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (MAP-21) and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 (HATFA), which was signed into law on August 8, 2014, modified the interest rate stabilization provision of MAP-21. We expect that this provision will reduce our minimum funding thresholds for the next several years.
At December 31, 2014, our defined benefit pension plans were underfunded by $1.9 billion. In 2014, we made total contributions of $133 to our qualified pension plans. We currently anticipate making total contributions to our qualified pension plans in the range of $165 to $175 during 2015.
Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.
Dividend
Our Board of Directors will review and approve the declaration and distribution of any future dividends based on an analysis of many factors, including our operating performance and outlook, financial condition, available liquidity and expected future requirements for cash and capital resources. There is no requirement or assurance that we will declare and pay any future dividends. Under the terms of the merger agreement that we entered into with Harris Corporation, we may only declare one quarterly cash divided in each quarter of 2015 in an amount per share not to exceed $0.1033 per share.
On October 10, 2014, our Board of Directors declared a cash dividend of $0.10 per share, payable on January 2, 2015 to shareholders of record on November 14, 2014. In 2014, we declared four quarterly dividends totaling $79 or $0.41 per share.

Page |	45

Sources and Uses of Liquidity
The following table provides net cash provided by or used in operating activities, investing activities and financing activities for each of the previous three years.

	Year Ended December 31,
	2014	2013	2012
Operating activities	$160	$194	$261
Investing activities	(66)	(81)	(156)
Financing activities	(72)	(47)	(61)
Foreign exchange	(7)	1	7
Net cash flow from continuing operations	$15	$67	$51
Net cash provided by operating activities decreased by $34 in 2014 as compared to 2013, primarily due to changes in deferred taxes of $131 and changes in receivables of $58, partially offset by changes in other liabilities of $126. Net cash provided by operating activities decreased by $67 in 2013 as compared to 2012, primarily due to changes in other liabilities of $97, lower income from continuing operations of $68 and changes in receivables of $67, partially offset by a decrease in defined benefit plan payments of $84, higher defined benefit plans expense of $44 and an increase in restructuring and asset impairment changes net of payments for restructuring of $24.
Net cash used in investing activities decreased by $15 in 2014 as compared to 2013, primarily due to lower capital expenditures of $23. Net cash used in investing activities decreased by $75 in 2013 as compared to 2012, primarily due to lower capital expenditures of $40 and lower net cash paid for acquisitions of $27.
Net cash used in financing activities increased by $25 in 2014 as compared to 2013, primarily due to an increase in cash paid for common stock repurchases of $96, cash transfers to Vectrus, net, of $32 and an increase in dividends paid to shareholders of $22, partially offset by a net cash distribution received from Vectrus of $133 paid in connection with the spin-off of Vectrus. Net cash used in financing activities decreased by $14 in 2013 as compared to 2012, primarily due to lower dividends paid to our shareholders of $19, partially offset by cash paid for common stock repurchases of $16. Dividends declared during the fourth quarter of 2013 were not paid as of December 31, 2013, but dividends declared during the fourth quarter of 2012 were paid prior to December 31, 2012.
Capital Resources
At December 31, 2014, the Company held cash and cash equivalents of $510, which included $114 held by foreign subsidiaries, and the Company had a $500 revolving credit facility which expires in December 2019. There were no borrowings outstanding under the credit facility as of December 31, 2014.
We replaced our existing credit facility with a new credit facility on December 23, 2014. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined alternative base rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including limits on our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. As of December 31, 2014, we were in compliance with all covenants contained in the credit facility agreement.
We have outstanding long-term debt consisting of $250 of 4.25% senior notes due in 2016 and $400 of 5.55% senior notes due in 2021. Interest on the senior notes is payable on April 1 and October 1 of each year. The senior notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The senior notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions and the senior notes are subject to customary events of default. As of December 31, 2014, we were in compliance with all covenants required by the terms of our senior notes.

Page |	46

If the senior notes cease to be rated investment grade by each of Moody’s Investors Service, Inc., Fitch Inc. and Standard & Poor’s Rating Services on any date during the 60-day period following the first public announcement of a change of control transaction, including our proposed merger with Harris, each holder of our notes will have the right to require us to repurchase all or any part of such holder’s notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Notwithstanding the forgoing, a holder of our senior notes will not have the right to require us to repurchase such holder's senior notes until the change of control transaction has been consummated.
The credit facility and senior notes are discussed further in Note 12, “Debt,” in the Notes to the Consolidated Financial Statements.
Contractual Obligations
Our commitment to make future payments under long-term contractual obligations were as follows, as of December 31, 2014:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt (1)	$650	$—	$250	$—	$400
Interest payments (2)	176	33	55	44	44
Operating leases (3)	258	63	91	61	43
Capital lease obligations	24	2	5	5	12
Purchase obligations (4)	507	410	97	—	—
Other long-term obligations reflected on balance sheet (5)	39	5	9	8	17
Total contractual obligations	$1,654	$513	$507	$118	$516

(1)
See Note 12, “Debt”, in the Notes to the Consolidated Financial Statements, for a discussion of the use and availability of debt and revolving credit agreements. Amounts represent total long-term debt, excluding unamortized discounts.

(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of December 31, 2014.

(3)	Refer to Note 11, “Leases and Rentals”, in the Notes to the Consolidated Financial Statements, for further discussion of lease and rental obligations.

(4)
Represents unconditional purchase agreements that are enforceable and legally binding, and specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty are excluded.

(5)
Other long-term obligations primarily include estimated environmental investigation and remediation payments. We estimate, based on historical experience, that we will spend between $2 and $4 per year on environmental investigation and remediation. We are contractually required to spend a portion of these obligations based on existing agreements with various governmental agencies and other entities. At December 31, 2014, we estimated and accrued total environmental liabilities of $26.

The table above excludes estimated minimum funding requirements and expected voluntary contributions for defined benefit pension and other postretirement defined benefit plans. See Note 13, “Postretirement Benefit Plans,” in the Notes to the Consolidated Financial Statements for additional discussion of contributions and estimated future benefit payments.
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2014, there was an aggregate of approximately $72 in surety bonds, guarantees and stand-by letters of credit outstanding.

Page |	47

Off-Balance Sheet Arrangements
At December 31, 2014, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications.
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
As part of the spin-off of Vectrus, Exelis and Vectrus agreed to indemnify one another with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or other separation agreements. Exelis expects Vectrus to fully perform under its indemnification obligation and therefore we have not recorded a liability for matters for which we are indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to Vectrus under the indemnity that we provide to them.
As part of our spin-off from ITT Corporation ("ITT") on October 31, 2011, Exelis provided or is provided certain indemnifications and cross-indemnifications among ITT and Xylem Inc. The indemnifications address a variety of subjects. We expect ITT and Xylem Inc. to fully perform under their indemnification obligations and therefore we have not recorded a liability for matters for which we are indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide to them.
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
Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they are inherently uncertain, involve significant judgments, include areas where different estimates reasonably could have been used, and changes in the estimates that are reasonably possible could materially impact the financial statements. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.

Page |	48

Revenue Recognition
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term construction-type and production-type sales contracts and services provided to the federal government for which revenue is recognized under the percentage-of-completion method based on units of delivery, percentage of costs incurred to total costs, or the completion of scheduled performance milestones. For units of delivery, revenues and profits are recognized based upon the ratio of actual units delivered to estimated total units to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion of the contract. Revenues and profits are recognized under the milestone method based upon accomplishing a clear deliverable output of contract performance with value to the customer. Revenues and profits on time-and-material type contracts are recognized based on billable rates times direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables, net.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses on uncompleted long-term sales contracts are made in the period in which such losses are determined and are recorded as a component of costs of revenue. Contract revenue and cost estimates are reviewed and reassessed periodically. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenue, cost of revenue and profit in the period in which such changes are made, based on a contract’s percent complete. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss. For the years ended December 31, 2014, 2013 and 2012, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $17, $69 and $54, respectively.
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
Postretirement Benefit Plans
Company employees participate in numerous defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”) in the United States, which are sponsored by the Company. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 13, “Postretirement Benefit Plans,” in the Notes to the Consolidated Financial Statements). Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future life or service period of the plan participants. In 2014, we adopted updated mortality tables which resulted in an increase in our defined benefit plans' projected benefit obligation at December 31, 2014 and estimated net periodic benefit cost in 2015.

Page |	49

Significant Assumptions
Management develops assumptions using relevant Company experience, in conjunction with market-related data for each plan. Assumptions are reviewed annually with third party consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate projected benefit obligations and net periodic benefit cost as they pertain to our defined benefit pension plans, as of and for the years ended 2014 and 2013.

	Year Ended December 31,
	2014	2013
Obligation assumptions
Discount rate	4.00%	4.71%
Rate of future compensation increase	2.75%	2.75%
Cost assumptions
Discount rate	4.70%	4.28%
Expected return on plan assets	8.25%	8.50%
Rate of future compensation increase	2.75%	2.75%

Expected Return on Plan Assets
Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, the Company considers the plan’s actual historical annual return on assets over the past 15, 20 and 25 years; future returns based on independent estimates of long-term asset class returns; and historical broad market returns over long-term timeframes based on our strategic allocation, which is detailed in Note 13, “Postretirement Benefit Plans,” in the Notes to the Consolidated Financial Statements. Based on this approach, the long-term annual rate of return on assets is estimated at 8.25% for 2015.
The chart below shows actual returns versus the expected long-term returns for our pension plans that were utilized in the calculation of net periodic pension cost for each respective year.

	Year Ended December 31,
	2014	2013	2012
Expected long-term rate of return on plan assets	8.25%	8.50%	9.00%
Actual rate of return on plan assets	9.10%	11.14%	10.96%
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

Page |	50

Sensitivity Analysis
Pension Expense
A 25 basis point change in the long-term expected rate of return on plan assets, discount rate, or rate of future compensation increases, would have the following effect on the U.S. SRP’s 2015 pension expense:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease
Long-term rate of return on assets used to determine net periodic benefit cost	$(10)	$10
Discount rate used to determine net periodic benefit cost	(1)	1
Rate of future compensation increases used to determine net periodic benefit cost	$0.1	$(0.1)
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. The sensitivity of the funded status to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the U.S. SRP would decrease the funded status by approximately $158 and an increase of 25 basis points would improve the funded status by approximately $130.
Fair Value of Plan Assets
The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.
A substantial portion of our defined benefit plans asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, management has estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 13, “Postretirement Benefit Plans” in the Notes to Consolidated Financial Statements for further information.
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

Page |	51

Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective income tax rate.
The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We adjust our liability for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate. If our estimate proves to be less than the ultimate assessment, an additional tax expense would result. If these amounts ultimately prove to be less than the recorded amounts, the reversal of the liabilities may result in a tax benefit in the period when the liabilities are no longer necessary.
Goodwill and Other Intangible Assets
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment test as of the first day of the fourth fiscal quarter. Goodwill is tested for impairment at the reporting unit level.
In 2014, the impairment test was performed using a qualitative evaluation, referred to as the step-zero approach. An initial qualitative evaluation is performed based on the company's events and circumstances to determine the likelihood of goodwill impairment. The results of the qualitative evaluation determine whether it is necessary to perform the two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test.
In 2013, the impairment test was performed using the traditional two-step test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting units using an income approach. Under the income approach, we estimate the fair value based on the present value of estimated future cash flows.
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
Our 2014 annual goodwill impairment analysis indicated that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts. Therefore, we were not required to perform the two-step impairment test. Based on the results of our qualitative evaluation, all five reporting units’ fair values were estimated to be substantially in excess of their carrying values.

Page |	52

New Accounting Pronouncements
See Note 2, “Recent Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements. We are currently evaluating the potential impact of new revenue recognition guidance, that has not yet been adopted, on our financial position, results of operations and cash flows. There were no other new pronouncements which we expect to have a material impact on our financial position, results of operations and cash flows in future periods.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main exposure to market risk relates to interest rates and foreign currency exchange rates.
Our outstanding long-term debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At December 31, 2014, we had no outstanding principal balance under our credit facility. See Note 12, “Debt”, to the Notes to the Consolidated Financial Statements.
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
See Index to Consolidated Financial Statements herein.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2014. Based on such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to accomplish their objectives.
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

Page |	53

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s Consolidated Financial Statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
The Company’s management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included within our audited Consolidated Financial Statements.
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
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2015 annual meeting of shareholders to be filed within 120 days after the Company's fiscal year ended December 31, 2014 pursuant to Regulation 14A of the Exchange Act.
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

Page |	54

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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated herein by reference to portions of the definitive proxy statement referred to in Item 10.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index for a list of the exhibits filed or incorporated herein as a part of this report.

(b)
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

Page |	55

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EXELIS INC.

Page |	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Exelis Inc.
McLean, Virginia
We have audited the accompanying consolidated balance sheets of Exelis Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exelis Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Page |	57

As discussed in Note 21 to the consolidated financial statements, on February 5, 2015, the Company entered into a definitive merger agreement with Harris Corporation under which the Company will become a wholly owned subsidiary of Harris Corporation.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 27, 2015

Page |	58

EXELIS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2014	2013	2012
Product revenue	$2,142	$2,136	$2,487
Service revenue	1,135	1,205	1,243
Total revenue	3,277	3,341	3,730
Costs of product revenue	1,538	1,517	1,726
Costs of service revenue	898	967	1,027
Selling, general and administrative expenses	372	395	459
Research and development expenses	60	54	67
Restructuring and asset impairment charges	12	80	19
Operating income	397	328	432
Interest expense, net	37	37	37
Other expense (income), net	(5)	3	3
Income from continuing operations before income tax expense	365	288	392
Income tax expense	135	110	146
Income from continuing operations	230	178	246
Income from discontinued operations, net of tax	19	103	84
Net income	$249	$281	$330
Earnings Per Share
Basic
Continuing operations	$1.22	$0.94	$1.31
Discontinued operations	$0.10	$0.55	$0.45
Net income	$1.32	$1.49	$1.76
Diluted
Continuing operations	$1.19	$0.93	$1.30
Discontinued operations	$0.10	$0.54	$0.45
Net income	$1.29	$1.46	$1.75
Weighted average common shares outstanding – basic	188.3	188.5	187.4
Weighted average common shares outstanding – diluted	193.2	192.0	188.6
Cash dividends declared per common share	$0.41	$0.41	$0.41

The accompanying notes are an integral part of the Consolidated Financial Statements.

Page |	59

EXELIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Year Ended December 31,
	2014	2013	2012
Net income	$249	$281	$330
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	(8)	1	8
Defined Benefit Plans
Net actuarial gain (loss) arising during the year	(504)	343	(230)
Prior service credit (cost) arising during the year	—	(1)	1
Amortization of net actuarial loss (gain) included in net periodic benefit cost	64	59	52
Amortization of prior service cost (credit) included in net periodic benefit cost	1	1	—
Other comprehensive income (loss), net of tax	(447)	403	(169)
Total comprehensive income (loss)	$(198)	$684	$161

The accompanying notes are an integral part of the Consolidated Financial Statements.

Page |	60

EXELIS INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$510	$459
Receivables, net	824	715
Inventories, net	225	240
Deferred tax asset	56	38
Other current assets	47	59
Current assets of discontinued operations	—	229
Total current assets	1,662	1,740
Plant, property and equipment, net	437	489
Goodwill	1,976	1,967
Other intangible assets, net	150	167
Deferred tax asset	566	300
Other non-current assets	87	77
Non-current assets of discontinued operations	—	144
Total non-current assets	3,216	3,144
Total assets	$4,878	$4,884
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$238	$257
Advance payments and billings in excess of costs	242	290
Compensation and other employee benefits	170	153
Other accrued liabilities	124	149
Current liabilities of discontinued operations	—	195
Total current liabilities	774	1,044
Defined benefit plans	2,072	1,407
Long-term debt	649	649
Deferred tax liability	2	2
Other non-current liabilities	134	127
Non-current liabilities of discontinued operations	—	3
Total non-current liabilities	2,857	2,188
Total liabilities	3,631	3,232
Commitments and contingencies (Note 18)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,607	2,623
Treasury stock	(128)	(16)
Retained earnings	645	475
Accumulated other comprehensive loss	(1,879)	(1,432)
Total shareholders’ equity	1,247	1,652
Total liabilities and shareholders’ equity	$4,878	$4,884

The accompanying notes are an integral part of the Consolidated Financial Statements.

Page |	61

EXELIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$249	$281	$330
Less income from discontinued operations	19	103	84
Income from continuing operations	230	178	246
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	106	107	127
Stock-based compensation	26	32	24
Restructuring and asset impairment charges	12	80	19
Payments for restructuring	(26)	(57)	(20)
Defined benefit plans expense	58	87	43
Defined benefit plans payments	(145)	(206)	(290)
Change in assets and liabilities
Change in receivables	(107)	(49)	18
Change in inventories	18	41	51
Change in other assets	20	(20)	(2)
Change in accounts payable	(19)	(24)	(22)
Change in advance payments and billings in excess of costs	(48)	(20)	(52)
Change in deferred taxes	13	144	120
Change in other liabilities	26	(100)	(3)
Other, net	(4)	1	2
Net cash provided by operating activities from continuing operations	160	194	261
Investing activities
Capital expenditures	(53)	(76)	(116)
Proceeds from the sale of assets	9	9	2
Acquisitions, net of cash acquired	(23)	(16)	(43)
Other, net	1	2	1
Net cash used in investing activities from continuing operations	(66)	(81)	(156)
Financing activities
Dividends paid	(80)	(58)	(77)
Common stock repurchased	(112)	(16)	—
Proceeds from the exercise of stock options	18	23	19
Net cash distribution received from Vectrus	133	—	—
Transfer (to) from Vectrus, net	(32)	4	(4)
Other, net	1	—	1
Net cash used in financing activities from continuing operations	(72)	(47)	(61)
Exchange rate effects on cash and cash equivalents	(7)	1	7
Net cash from discontinued operations	36	114	121
Net change in cash and cash equivalents	51	181	172
Cash and cash equivalents – beginning of year	459	278	106
Cash and cash equivalents – end of year	$510	$459	$278
Supplemental disclosures of cash flow information
Cash paid during the year for
Income taxes (net of refunds received)	$70	$97	$28
Interest	$34	$34	$37

The accompanying notes are an integral part of the Consolidated Financial Statements.

Page |	62

EXELIS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN MILLIONS)

	December 31,
	SHARES OUTSTANDING			DOLLARS
	2014	2013	2012	2014	2013	2012
Common stock
Common stock, beginning balance	189.4	187.6	184.7	$2	$2	$2
Employee stock awards and stock options	2.6	2.8	2.9	—	—	—
Common stock repurchased	(6.3)	(1.0)	—	—	—	—
Common stock, ending balance	185.7	189.4	187.6	$2	$2	$2
Additional paid-in capital
Additional paid-in capital, beginning balance				$2,623	$2,575	$2,523
Employee stock awards and stock options				14	22	16
Stock-based compensation				23	26	22
Spin-off of Vectrus				(53)	—	—
Tax adjustments attributable to the ITT Spin-off, net				—	—	3
Defined benefit plans tax reclassification attributable to the ITT Spin-off				—	—	11
Additional paid-in capital, ending balance				$2,607	$2,623	$2,575
Treasury stock
Treasury stock, beginning balance				$(16)	$—	$—
Common Stock repurchased				(112)	(16)	—
Treasury stock, ending balance				$(128)	$(16)	$—
Retained earnings
Retained earnings, beginning balance				$475	$274	$23
Net income				249	281	330
Cash dividends declared on common stock				(79)	(80)	(79)
Retained earnings, ending balance				$645	$475	$274
Accumulated other comprehensive Loss
Accumulated other comprehensive loss, beginning balance				$(1,432)	$(1,835)	$(1,655)
Other comprehensive income (loss), net of tax				(447)	403	(169)
Defined benefit plans tax reclassification attributable to the ITT Spin-off				—	—	(11)
Accumulated other comprehensive loss, ending balance				$(1,879)	$(1,432)	$(1,835)
Total shareholders' equity
Total shareholders' equity, beginning balance				$1,652	$1,016	$893
Net change in common stock				—	—	—
Net change in additional paid-in capital				(16)	48	52
Net change in treasury stock				(112)	(16)	—
Net change in retained earnings				170	201	251
Net change in accumulated other comprehensive loss				(447)	403	(180)
Total shareholders’ equity, ending balance				$1,247	$1,652	$1,016

The accompanying notes are an integral part of the Consolidated Financial Statements.

Page |	63

EXELIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Exelis Inc. (“Exelis” or the “Company”) is a diversified aerospace, defense, information and services company that leverages a greater than 50-year legacy of deep customer knowledge and technical expertise to deliver affordable mission-critical solutions to military, government and commercial customers in the United States and globally. We are focused on strategic growth in the areas of critical networks; intelligence, surveillance, reconnaissance (ISR) and analytics; electronic warfare; and composite aerostructures. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), allied foreign governments and domestic and foreign commercial customers. As a prime contractor, subcontractor, or preferred supplier, Exelis participates in many high priority defense and civil government programs in the United States and internationally. Exelis conducts most of its business with the U.S. Government, principally the DoD. Exelis Inc. was incorporated in Indiana on May 4, 2011.
References in these notes to “Exelis”, “we,” “us,” “our,” “the Company” and “our Company” refer to Exelis Inc. and its subsidiaries, unless the context otherwise requires.
We operate in two segments: Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Electronics and Systems, and Information and Technical Services. Our C4ISR Electronics and Systems segment provides engineered systems and solutions, including: ISR systems; integrated electronic warfare systems; radar and sonar systems; electronic attack and release systems; communications solutions; space systems; and composite aerostructures, for government and commercial customers around the world. Our Information and Technical Services segment provides a broad range of service solutions, including: systems integration; network design and development; air traffic management; cyber; intelligence; advanced engineering; and space launch and range-support, for a wide variety of U.S. military and U.S. Government customers.
On February 5, 2015, we entered into a definitive merger agreement with Harris Corporation under which the Company will become a wholly owned subsidiary of Harris when the transaction closes (Note 21).
Separation from ITT Corporation
Exelis began operating as a stand-alone publicly traded corporation on October 31, 2011, following the completion of its spin-off from ITT Corporation (the "ITT Spin-off"). Prior to the ITT Spin-off, Exelis operated as ITT Corporation's ("ITT") Defense & Information Solutions segment.
Basis of Presentation
The Consolidated Financial Statements reflect the consolidated operations of Exelis, including our financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany transactions between our businesses have been eliminated. The financial results of Vectrus Inc. ("Vectrus") prior to the completion of its spin-off from Exelis on September 27, 2014 are reported as discontinued operations in the Consolidated Financial Statements.
We have evaluated all material events occurring subsequent to the financial statement date for recognition or disclosure through the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

Page |	64

Principles of Consolidation
Exelis consolidates companies in which it has a controlling financial interest or when Exelis is considered the primary beneficiary of a variable interest entity. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the Consolidated Statements of Operations. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal.
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
Revenue Recognition
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term construction-type and production-type sales contracts and services provided to the federal government for which revenue is recognized under the percentage-of-completion method based on units of delivery, percentage of costs incurred to total costs, or the completion of scheduled performance milestones. For units of delivery, revenues and profits are recognized based upon the ratio of actual units delivered to estimated total units to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion of the contract. Revenues and profits are recognized under the milestone method based upon accomplishing a clear deliverable output of contract performance with value to the customer. Revenues and profits on time-and-material type contracts are recognized based on billable rates times direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables, net.
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

Page |	65

and profit in the period in which such changes are made, based on a contract’s percent complete. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss. For the years ended December 31, 2014, 2013 and 2012, net favorable cumulative catch-up adjustments related to prior periods increased operating income by approximately $17, $69 and $54, respectively, and diluted earnings per share by approximately $0.06, $0.22 and $0.18, respectively.
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
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Page |	66

Foreign Currency Translation
The financial statements of consolidated international businesses, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in accumulated other comprehensive loss. Net gains or losses from foreign currency transactions are reported in Selling, General and Administrative (“SG&A”) expenses and have historically been immaterial.
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
Depreciation is generally computed using either an accelerated or straight-line method and is based on estimated useful lives as follows:

	Years
Buildings and improvements	5	-	40
Machinery and equipment	2	-	15
Furniture, fixtures and office equipment	3	-	7

Page |	67

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
In 2014, the impairment test was performed using a qualitative evaluation, referred to as the step-zero approach. An initial qualitative evaluation is performed based on the company's events and circumstances to determine the likelihood of goodwill impairment. The results of the qualitative evaluation determine whether it is necessary to perform the two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. Based on the results of our qualitative evaluation, we were not required to perform the two-step impairment test.
In 2013, the impairment test was performed using the traditional two-step test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimated the fair value of our reporting units using an income approach. Under the income approach, we estimated the fair value based on the present value of estimated future cash flows. Based on the results of the first step of the impairment test, we were not required to perform the second step of the impairment test.

Page |	68

Postretirement Benefit Plans
Plans that are sponsored by the Company are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded on our Consolidated Balance Sheets. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in accumulated other comprehensive loss within equity, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary. For the recognition of net periodic benefit cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized over the estimated future life or service period of the participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date.
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

Page |	69

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
Concentrations of Credit Risk
The U.S. Government accounted for 73% and 78% of receivables, net at December 31, 2014 and 2013, respectively.
Derivative Financial Instruments
Our operations give rise to exposure to market risks from changes in foreign exchange rates. We may use derivative financial instruments to reduce the impact of changes in foreign exchange rates on our operating results. We do not hold or issue derivative financial instruments for trading or other speculative purposes. The effect of our derivative instruments on our Consolidated Financial Statements is immaterial for all periods presented.
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

Page |	70

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
Other new pronouncements issued but not effective until after December 31, 2014 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2014, the Company acquired Celestech and Barco Orthogon GmbH for an aggregate purchase price of approximately $24, net of cash acquired, and the operating results of these businesses are reported in the C4ISR Electronics and Systems segment and the Information and Technical Services segment, respectively, from the dates of acquisition. The assets, liabilities and results of operations for each of the businesses acquired were not material to the Company.
During 2013, the Company acquired C4i Pty. Ltd. for an aggregate purchase price of approximately $16, net of cash acquired. The operating results of this business are reported in the Information and Technical Services segment from the date of acquisition. The assets, liabilities and results of operations for the acquired business were not material to the Company.
During 2012, the Company acquired Applied Kilovolts Group Holdings, Limited and Space Computer Corporation for an aggregate purchase price of approximately $43, net of cash acquired. The operating results of these businesses are reported in the C4ISR Electronics and Systems segment from the dates of acquisition. The assets, liabilities and results of operations for each of the businesses acquired were not material to the Company.
Divestitures
On September 27, 2014, the Company completed the previously announced spin-off of Vectrus through a pro rata distribution to the Company's shareholders of one share (in whole shares) of Vectrus common stock for every 18 shares (in whole shares) of the Company's common stock held by such shareholders on September 18, 2014 (the "Record Date"), resulting in a total distribution of approximately 10.5 shares of Vectrus common stock. In connection with the spin-off, Vectrus incurred debt and made a net cash distribution of $136 to a subsidiary of Exelis on September 26, 2014. This cash distribution was subsequently reduced by $3 for a working capital adjustment. The Company recognized no gain or loss as a result of the spin-off and the spin-off was structured to qualify as a tax-free transaction to Exelis and its shareholders for U.S. Federal income tax purposes, except to the extent shareholders receive cash in lieu of fractional shares. Vectrus' financial results prior to the spin-off are reported as discontinued operations for all periods presented in these financial statements. Vectrus began trading as an independent, publicly traded company on the New York Stock Exchange on September 29, 2014.
Vectrus, formerly referred to as Mission Systems, was part of the Company’s military and government services business within the Information and Technical Services segment and included the following major program areas: Infrastructure Asset Management; Logistics and Supply Chain Management; and Information Technology and Network Communication Services.
In connection with the spin-off of Vectrus, the Company incurred total separation costs of $34, $3, and $0 for the years ended December 31, 2014, 2013 and 2012, respectively, of which $23, $2 and $0, respectively, have been included in discontinued operations.

Page |	71

The following table provides the operating results of Vectrus, which have been included in discontinued operations:

	Year Ended December 31,
	2014	2013	2012
Revenue	$886	$1,475	$1,792
Income from discontinued operations, before income tax expense	$33	$149	$129
Income tax expense	14	46	45
Income from discontinued operations, net of tax	$19	$103	$84
The following table provides the major classes of assets and liabilities of Vectrus included in discontinued operations:

December 31, 2013
Assets
Cash	$10
Receivables, net	224
Other current assets	(5)
Total current assets	229
Plant, property, and equipment, net	9
Goodwill	217
Deferred tax asset	(84)
Other non-current assets	2
Total non-current assets	144
Total assets	$373

Liabilities
Accounts payable	$110
Compensation and other employee benefits	63
Other current liabilities	22
Total current liabilities	195
Other non-current liabilities	3
Total liabilities	$198
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
We did not have any individually significant restructuring activities in 2014 or 2012. During the first quarter of 2013, we initiated an action to reduce the size of our workforce and consolidate our facilities footprint to align our cost structure more closely to customer and market conditions. Through voluntary and involuntary employee reductions, we eliminated approximately 1,168 positions related to this action, which included factory workers, administrative personnel and management employees. The charges incurred under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with the consolidation of certain facilities. This action was substantially completed by December 31, 2013.
The components of restructuring and asset impairment charges are summarized in the table below.

Page |	72

	Year Ended December 31,
	2014	2013	2012
By components
Severance charges	$9	$58	$9
Other restructuring charges	4	20	5
Reversal of restructuring accruals	(1)	(2)	(2)
Total restructuring charges	12	76	12
Asset impairment charges	—	4	7
Restructuring and asset impairment charges	$12	$80	$19
By segment
C4ISR Electronics and Systems	$12	$68	$17
Information and Technical Services	—	12	2
Restructuring and asset impairment charges	$12	$80	$19
The following table displays a roll-forward and the details, by type and segment, of the restructuring accruals balance, presented on our Consolidated Balance Sheets within other accrued liabilities.

	Year Ended December 31,
	2014	2013
Balance at January 1,	$25	$9
Charges for plans initiated during the year	12	77
Charges for plans initiated in prior years	1	2
Cash payments	(26)	(57)
Reversal of accruals and other	(4)	(6)
Balance at December 31,	$8	$25
By accrual type
Severance accrual	$1	$11
Facility carrying and other cost accruals	7	14
By segment
C4ISR Electronics and Systems	$7	$20
Information and Technical Services	1	5
NOTE 5
INCOME TAXES
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
	2014	2013	2012
Income components
United States	$358	$281	$367
Foreign	7	7	25
Total pre-tax income from continuing operations	$365	$288	$392
Income tax expense components
Current income tax provision
United States – federal	$81	$6	$—
United States – state and local	11	6	2
Foreign	3	1	4
Total current income tax provision	95	13	6
Deferred income tax provision
United States – federal	25	68	117
United States – state and local	15	29	23
Total deferred income tax provision	40	97	140
Total income tax expense	$135	$110	$146
Effective income tax rate	37.0%	38.2%	37.2%

Page |	73

A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(0.3)	(0.3)	(0.1)
Foreign earnings not permanently reinvested, net of U.S. tax credit	0.1	0.3	0.5
State and local income tax, net of federal benefit	3.4	7.9	4.1
Research credit	(0.5)	(2.1)	—
Tax examinations	—	(0.6)	—
Domestic manufacturing deduction	(2.1)	(1.8)	(1.1)
Other	1.4	(0.2)	(1.2)
Effective income tax rate	37.0%	38.2%	37.2%
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

	December 31,
	2014	2013
Deferred Tax Assets
Employee benefits	$856	$567
Accrued expenses	38	31
Loss carryforwards	1	3
Inventory	36	56
Advance payments	24	16
Credit carryforwards	3	5
Other	—	4
Subtotal	958	682
Valuation allowance	(3)	(3)
Total deferred tax assets	$955	$679
Deferred Tax Liabilities
Goodwill and other intangible assets	$209	$206
Plant, property and equipment	62	71
Unbilled receivables	49	47
Foreign subsidiaries	15	19
Total deferred tax liabilities	$335	$343
Deferred taxes in the Consolidated Balance Sheets consist of the following:

	December 31,
	2014	2013
Current assets	$56	$38
Non-current assets	566	300
Non-current liabilities	(2)	(2)
Net deferred tax assets	$620	$336

Page |	74

Our tax attributes available to reduce future taxable income begin to expire as follows:

Attribute	Amount	First Year of Expiration
State net operating losses	$2	December 31, 2024
U.S. tax credits	2	December 31, 2031
State tax credits	3	December 31, 2027
As of December 31, 2014, the tax exposure on foreign earnings that we plan to indefinitely reinvest overseas is not significant.
As of December 31, 2014 and 2013, there were valuation allowances of $3 and $3, respectively, to reduce deferred tax assets related to certain foreign net operating losses as these losses are not expected to be utilized in the future.
Shareholders’ equity at December 31, 2014 and 2013 reflects excess tax benefits related to stock-based compensation of approximately $8 and $3, respectively.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits at January 1,	$—	$56	$—
Additions for
Current year tax positions	—	—	—
Prior year tax positions	21	—	56
Reductions for
Prior year tax positions	—	(56)	—
Unrecognized tax benefits at December 31,	$21	$—	$56
Unrecognized tax benefits as of December 31, 2014 and 2012 were primarily related to the timing of certain income and deductions. The unrecognized tax benefits at December 31, 2014 will likely affect the effective income tax rate when settled. We anticipate that substantially all unrecognized tax benefits will decrease within the next twelve months, primarily due to the effective settlement of a pre ITT Spin-off tax audit. The unrecognized tax benefits from 2012 reversed in 2013 due to the acceptance of previously filed accounting method changes, which did not impact income tax expense.
The following table summarizes the Company's earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
United States	2009
United Kingdom	2011
Under the Tax Matters Agreement entered into between Exelis and Vectrus in connection with the spin-off of Vectrus, with respect to federal, state, and foreign income tax audits of pre Vectrus spin-off tax returns (other than separate returns of Exelis or Vectrus), Exelis and Vectrus have generally agreed to share in any unfavorable tax audit liabilities over a specified threshold of $3. Exelis is responsible for liabilities below the threshold and has not made any payments against the threshold through December 31, 2014.
Under the Tax Matters Agreement entered into between Exelis, ITT and Xylem Inc. ("Xylem") in connection with the ITT Spin-off, with respect to post ITT Spin-off federal, state, and foreign income tax audits of pre ITT Spin-off tax returns (other than separate returns of Exelis or Xylem), Exelis, ITT, and Xylem have generally agreed to share in any unfavorable federal tax audit liabilities over a specified threshold of $27. ITT is responsible for liabilities below the threshold and has paid $12 against the threshold through December 31, 2014. ITT's earliest open tax years that remain subject to examination for the major jurisdictions of the United States and United Kingdom are 2009 and 2010, respectively.

Page |	75

The IRS is currently conducting an examination of our tax returns for 2012 and 2011 subsequent to the ITT Spin-off. Although we believe we have adequately provided for all of our tax positions, amounts asserted by taxing authorities in future years could be greater than our accrued positions. Accordingly, additional provisions on income tax related matters could be recorded in the future due to revised estimates, settlement or other resolution of the underlying tax matters.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2014, 2013, and 2012, we recognized no interest expense related to tax matters, and tax penalties / (tax penalties reversals) of $0, $(9), and $9, respectively.
NOTE 6
EARNINGS PER SHARE
The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding	188.3	188.4	186.5
Add: Weighted average restricted stock awards outstanding (a)	—	0.1	0.9
Basic weighted average common shares outstanding	188.3	188.5	187.4
Add: Dilutive impact of stock options	2.9	1.6	0.5
Add: Dilutive impact of restricted stock units	2.0	1.9	0.7
Diluted weighted average common shares outstanding	193.2	192.0	188.6

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

	Year Ended December 31,
	2014	2013	2012
Anti-dilutive stock options	0.5	0.1	9.5
NOTE 7
RECEIVABLES, NET
Receivables, net were comprised of the following:

	December 31,
	2014	2013
Billed receivables	$358	$329
Unbilled contract receivables	459	380
Other	11	10
Receivables, gross	828	719
Allowance for doubtful accounts	(4)	(4)
Receivables, net	$824	$715
Total billed receivables due from the U.S. Government, either directly or as subcontractor with the U.S. Government, were $254 and $245 at December 31, 2014 and 2013, respectively. Because the Company’s billed receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.

Page |	76

Unbilled contract receivables represent revenue recognized on long-term sales contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the December 31, 2014 unbilled contract receivables during the next twelve months as scheduled billing milestones are completed or units are delivered.
NOTE 8
INVENTORIES, NET
Inventories, net were comprised of the following:

	December 31,
	2014	2013
Production costs of contracts in process	$192	$217
Less progress payments	(17)	(21)
Production costs of contracts in process, net	175	196
Product inventory	50	44
Inventories, net	$225	$240
NOTE 9
PLANT, PROPERTY AND EQUIPMENT, NET
Plant, property and equipment, net consisted of the following:

	December 31,
	2014	2013
Land and improvements	$21	$22
Buildings and improvements	358	367
Machinery and equipment	695	663
Furniture, fixtures and office equipment	80	85
Construction in progress	19	59
Plant, property and equipment, gross	1,173	1,196
Less accumulated depreciation	(736)	(707)
Plant, property and equipment, net	$437	$489
Capitalized software, net, which is included in other non-current assets, was $39 and $28 at December 31, 2014 and 2013, respectively. Depreciation and amortization expense of plant, property and equipment and capitalized software was $82, $80 and $88 in 2014, 2013 and 2012, respectively.
NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill by business segment were as follows:

	C4ISR Electronics and Systems	Information and Technical Services	Total
Balance at January 1, 2013	$1,803	$160	$1,963
Acquisitions	2	7	9
Sales	(5)	—	(5)
Balance at December 31, 2013	$1,800	$167	$1,967
Acquisitions	4	8	12
Other	3	(6)	(3)
Balance at December 31, 2014	$1,807	$169	$1,976

Page |	77

During 2014, the Company completed two acquisitions, resulting in an increase to goodwill of $12 and other intangible assets of $9. During 2013, the Company completed one acquisition, resulting in an increase to goodwill of $7 and other intangible assets of $7. In 2013 goodwill, also increased $2 for purchase price adjustments related to our 2012 acquisitions.
Based on the results of our annual impairment tests, we determined that no impairment of goodwill existed as of the measurement date in 2014 or 2013. However, future goodwill impairment tests could result in a charge to income.
Other Intangible Assets, Net
Information regarding our other intangible assets was as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$521	$(389)	$132	$525	$(371)	$154
Proprietary technology	36	(23)	13	30	(22)	8
Trademarks, patents and other	9	(4)	5	9	(4)	5
Total other intangible assets	$566	$(416)	$150	$564	$(397)	$167
Customer and distributor relationships, proprietary technology, and trademarks, patents and other are amortized over weighted average lives of approximately 14 years, 8 years and 11 years, respectively. Amortization expense related to other intangible assets for 2014, 2013 and 2012 was $24, $27 and $39, respectively.
Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2015	$22
2016	20
2017	17
2018	15
2019	14
2020 and thereafter	62
Total	$150
NOTE 11
LEASES AND RENTALS
Exelis leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment primarily under operating leases. Our operating leases expire at various dates through 2023 and may include renewal and payment escalation clauses. Exelis often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under our operating leases were $63, $67 and $71 for 2014, 2013 and 2012, respectively, net of immaterial amounts of sublease rental income.
The following is a schedule, by years, of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2014.

Operating leases
2015	$63
2016	52
2017	39
2018	34
2019	27
2020 and thereafter	43
Total future minimum lease payments	$258

Page |	78

NOTE 12
DEBT
Debt consisted of the following:

	December 31,
	2014	2013
Long-term debt	$650	$650
Unamortized debt discounts	(1)	(1)
Total long-term debt	$649	$649
The following table provides a summary of interest rates, carrying values and estimated fair values of outstanding long-term debt:

		December 31, 2014		December 31, 2013
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes due 2016	4.25%	$250	$259	$250	$263
Senior notes due 2021	5.55%	400	429	400	404
Total		$650	$688	$650	$667
The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources.
Credit Facility
On December 23, 2014, the Company entered into a five-year competitive advance and revolving credit facility agreement ("Credit Facility") with a consortium of lenders, including JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent. The Credit Facility provides for a senior unsecured revolving credit facility in an aggregate principal amount of up to $500, which may be increased, at the request of the Company and with the consent of the participating lenders, up to an aggregate of $200, for a maximum aggregate principal amount of $700. The Credit Facility includes a $100 letter of credit commitment and requires us to pay certain customary and recurring fees, including fees on the commitments of the lenders. The Credit Facility matures on December 23, 2019, and may be extended for additional one year periods, subject to consent of participating lenders and continuing compliance with the financial covenants and other customary conditions. The Credit Facility is available for working capital and other general corporate purposes. The Credit Facility replaces our previous credit facility that would have expired in October 2015. As of December 31, 2014 and 2013, no borrowings or letters of credit were outstanding under the credit facilities.
Borrowings under the Credit Facility will bear interest at rates based, at the Company’s option, on a Eurodollar rate or an alternate base rate, as defined in the Credit Facility. The Credit Facility permits voluntary prepayment of principal and accrued interest and contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of additional indebtedness; the incurrence of liens; the entering into certain sale-and-leaseback transactions; certain mergers and consolidations; certain sales, transfers, leases or disposals of assets; a liquidation or dissolution; and the entering into certain restrictive agreements, in each case subject to certain exceptions. The financial covenants require us not to exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of consolidated total indebtedness to consolidated EBITDA) and, depending on our credit ratings as defined in the Credit Facility, to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 (based on a ratio of consolidated EBITDA to consolidated interest expense).

Page |	79

Senior Notes
The Company has outstanding long-term debt consisting of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”). The Notes are subject to the terms of an indenture with Union Bank, N.A., as trustee (the “Indenture”). The associated debt issuance costs of $6 and debt discount of $1 are amortized over the life of the Notes. Accrued interest payable on the Notes, included in other accrued liabilities, was $8 and $8 at December 31, 2014 and 2013, respectively, and is payable on April 1 and October 1 of each year.
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
The Notes are redeemable as a whole or in part, at the Company’s option at any time and from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption. In addition, if the Notes cease to be rated investment grade by each of Moody’s Investors Service, Inc., Fitch Inc. and Standard & Poor’s Rating Services on any date during the 60-day period following the first public announcement of a change of control transaction, including the Company’s proposed merger with Harris Corporation, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder’s Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Notwithstanding the foregoing, a holder of the Notes will not have the right to require us to repurchase such holder's Notes until the change of control transaction has actually been consummated.
NOTE 13
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
The Company sponsors numerous defined contribution savings plans, including the Salaried Investment and Savings Plan, our largest defined contribution plan, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits and make base contributions, generally totaling between 2.0% to 7.5% of employee eligible pay. Matching contributions and base contributions charged to expense were $33, $35 and $38 for 2014, 2013 and 2012, respectively.
The Exelis Stock Fund investment option in our Salaried Investment and Savings Plan is considered an Employee Stock Ownership Plan (ESOP). On December 31, 2014, approximately 5.5 shares of Exelis common stock were held in the Exelis Stock Fund. Participants in the Exelis Stock Fund may receive dividends in cash or may reinvest such dividends into the Exelis Stock Fund.
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
The U.S. Salaried Retirement Plan (U.S. SRP) is our largest defined benefit plan with assets valued at $4,075 and a projected benefit obligation of $5,634 as of December 31, 2014. Effective December 31, 2016, all future benefit accruals under the U.S. SRP will be frozen and all eligible employees who continue to accrue future benefits in the U.S. SRP at that date will be eligible to participate in the Salaried Investment and Savings Plan starting January 1,

Page |	80

2017. The U.S. SRP benefit obligation was re-measured as of May 31, 2013 to reflect the May 2013 plan amendment that froze all future benefit accruals. Employees hired after September 30, 2011 were not eligible to accrue benefits in the U.S. SRP after December 31, 2011.
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

	December 31,
	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$4,455	$272	$4,727	$4,288	$281	$4,569
Projected benefit obligation	(6,336)	(477)	(6,813)	(5,522)	(480)	(6,002)
Funded status	$(1,881)	$(205)	$(2,086)	$(1,234)	$(199)	$(1,433)
Amounts reported within
Other non-current assets	$—	$—	$—	$6	$—	$6
Accrued liabilities	(13)	(1)	(14)	(14)	(18)	(32)
Non-current liabilities	$(1,868)	$(204)	$(2,072)	$(1,226)	$(181)	$(1,407)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic benefit cost. The following table provides a summary of pre-tax amounts recorded within accumulated other comprehensive loss.

	December 31,
	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$3,040	$72	$3,112	$2,304	$69	$2,373
Prior service cost (credit)	8	(1)	7	10	(1)	9
Total	$3,048	$71	$3,119	$2,314	$68	$2,382
The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	Year Ended December 31,
	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation at January 1,	$5,522	$480	$6,002	$6,086	$525	$6,611
Service cost	61	2	63	70	2	72
Interest cost	254	19	273	241	19	260
Actuarial loss (gain)	881	9	890	(414)	(43)	(457)
Benefits paid	(363)	(33)	(396)	(445)	(23)	(468)
Expenses paid	(21)	—	(21)	(17)	—	(17)
Other	2	—	2	1	—	1
Benefit obligation at December 31,	$6,336	$477	$6,813	$5,522	$480	$6,002
The following table provides a roll-forward of the plans assets and the ending funded status for our defined benefit plans:

Page |	81

	Year Ended December 31,
	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Change in plan assets
Plan assets at January 1,	$4,288	$281	$4,569	$4,109	$270	$4,379
Actual return on plan assets	403	26	429	442	33	475
Employer contributions	133	—	133	186	—	186
Benefits paid	(348)	(35)	(383)	(432)	(22)	(454)
Expenses paid	(21)	—	(21)	(17)	—	(17)
Plan assets at December 31,	$4,455	$272	$4,727	$4,288	$281	$4,569
Funded status at end of year	$(1,881)	$(205)	$(2,086)	$(1,234)	$(199)	$(1,433)
The accumulated benefit obligation for all defined benefit pension plans was $6,308 and $5,485 at December 31, 2014 and 2013, respectively. The following table provides information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets.

	December 31,
	2014	2013
Projected benefit obligation	$6,336	$5,482
Accumulated benefit obligation	6,308	5,445
Fair value of plan assets	4,455	4,242
Income Statement Information
The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for 2014, 2013 and 2012, as they pertain to our defined benefit plans.

	Year Ended December 31,
	2014			2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$61	$2	$63	$70	$2	$72	$75	$2	$77
Interest cost	254	19	273	241	19	260	265	22	287
Expected return on plan assets	(346)	(22)	(368)	(341)	(21)	(362)	(386)	(22)	(408)
Amortization of net actuarial loss	86	1	87	106	10	116	76	10	86
Amortization of prior service cost (credit)	2	—	2	1	—	1	2	(2)	—
Net periodic benefit cost	57	—	57	77	10	87	32	10	42
Effect of curtailments (1)	1	—	1	—	—	—	1	—	1
Total net periodic benefit cost	$58	$—	$58	$77	$10	$87	$33	$10	$43
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$822	$4	$826	$(514)	$(49)	$(563)	$379	$(9)	$370
Prior service cost (credit)	—	—	—	1	—	1	(1)	—	(1)
Amortization of net actuarial loss	(86)	(1)	(87)	(106)	(10)	(116)	(76)	(10)	(86)
Amortization of prior service (cost) credit	(2)	—	(2)	(1)	—	(1)	(2)	2	—
Total change recognized in other comprehensive income	734	3	737	(620)	(59)	(679)	300	(17)	283
Total impact from net periodic benefit cost and changes in other comprehensive income	$792	$3	$795	$(543)	$(49)	$(592)	$333	$(7)	$326

Page |	82

(1)	Curtailments recorded during the years ended December 31, 2014 and 2012 were due to reductions in force and plan amendments related to the Night Vision Hourly Pension Plan.
The following table provides the estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015.

	Pension	Other Benefits	Total
Net actuarial loss	$110	$4	$114
Prior service cost	2	—	2
Total	$112	$4	$116
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

	Year Ended December 31,
	2014	2013
Obligation assumptions
Discount rate	4.00%	4.71%
Rate of future compensation increase	2.75%	2.75%
Cost assumptions (1)
Discount rate	4.70%	4.28%
Expected return on plan assets	8.25%	8.50%
Rate of future compensation increase	2.75%	2.75%

(1)	Cost assumptions for the current year are generally based on the prior year-end obligation assumptions.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to other postretirement benefit plans.

	Year Ended December 31,
	2014	2013
Obligation assumptions
Discount rate	3.85%	4.45%
Rate of future compensation increase	2.75%	2.75%
Cost assumptions (1)
Discount rate	4.45%	3.76%
Rate of future compensation increase	2.75%	3.25%

(1)	Cost assumptions for the current year are generally based on the prior year-end obligation assumptions.
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invests, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets, net of fees, over the past 15, 20 and 25 year time periods, (2) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation and (3) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation. Based on this approach, the estimate of the long-term annual rate of return on assets is 8.25% for 2015.

Page |	83

The table below provides the actual rate of return generated on plan assets during each of the years presented, as they compare to the expected long-term rate of return utilized in calculating the net periodic benefit cost.

	Year Ended December 31,
	2014	2013	2012
Expected long-term rate of return on plan assets	8.25%	8.50%	9.00%
Actual rate of return on plan assets	9.10%	11.14%	10.96%
Health care plan assumptions
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.0% for 2015, decreasing ratably to 5.0% in 2022. Increasing or decreasing the health care trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future service period of the covered active employees.
Investment Policy
The investment strategy for managing defined benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk. The Company manages substantially all defined benefit plan assets on a commingled basis in a master investment trust. Under certain circumstances, Exelis has the authority to temporarily waive the investment guidelines when determining the actual asset allocation ranges. In making these asset allocation decisions, Exelis takes into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, Exelis diversifies its investments by strategy, asset class, geography and sector and engages a large number of managers to gain broad exposure to the markets.
The following table provides the strategic allocation ranges by asset category.

	Strategic Allocation Range
Domestic equity	25%	-	75%
International equity	10%	-	45%
Private equity	10%	-	30%
Fixed income investments	0%	-	60%
Hedge funds	10%	-	40%
Cash and cash equivalents	0%	-	30%
Fair Value of Plan Assets
The following is a description of the valuation techniques and inputs used to measure fair value for the major asset categories.

•
Domestic and international equity, which include common and preferred shares, domestic listed and foreign listed equity securities, open-ended and closed-ended mutual funds and exchange traded funds, are generally valued at the closing price reported on the major market on which the individual securities are traded at the measurement date.

•
Private equity funds, which include buy-outs, mezzanine, venture capital, distressed assets, commodities and real estate, are typically limited partnership investment structures. Private equity valuations are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market-based comparable data. Our private equity funds have liquidity restrictions that extend up to twelve years. Exelis had future unfunded commitments to our private equity funds totaling $217 at December 31, 2014.

Page |	84

•
Fixed income investments, which include U.S. Government securities, corporate bonds and core bonds, are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield, bids provided by brokers or dealers, or quoted prices of securities with similar characteristics.

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

•	Cash and cash equivalents are primarily comprised of short-term money market funds valued at cost, which approximates fair value, or valued at quoted market prices of identical instruments.
The following table provides the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level.

	December 31,
	2014				2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Asset category
Domestic equity
Large cap	$814	$620	$194	$—	$733	$562	$171	$—
Mid cap	577	528	49	—	532	487	45	—
Small/Micro cap	115	52	63	—	109	51	58	—
International equity	630	341	289	—	461	346	115	—
Private equity
Buyout funds	708	—	—	708	841	—	—	841
Mezzanine funds	38	—	—	38	41	—	—	41
Venture capital funds	85	—	—	85	101	—	—	101
Distressed asset investments	149	—	—	149	197	—	—	197
Commodities and Real Estate	51	—	—	51	60	—	—	60
Fixed income investments
U.S. Government securities	613	—	613	—	421	—	421	—
Corporate bonds	54	—	54	—	52	—	52	—
Core bonds	52	—	52	—	—	—	—	—
Hedge funds	562	—	76	486	730	—	73	657
Other	82	—	69	13	83	—	71	12
Cash and cash equivalents	193	14	179	—	208	18	190	—
Total	$4,723	$1,555	$1,638	$1,530	$4,569	$1,464	$1,196	$1,909
Receivables (payables), net	4				—
Total fair value of plan assets	$4,727				$4,569

Page |	85

The following table presents a reconciliation of the beginning and ending defined benefit plan asset balances that use significant unobservable inputs (Level 3) to measure fair value.

	Private Equity	Hedge Funds	Other	Total
Level 3 balance — December 31, 2012	$1,311	$520	$9	$1,840
Realized gains (losses), net	97	—	1	98
Unrealized gains (losses), net	46	26	2	74
Purchases (sales), net	(214)	8	—	(206)
Transfers in (out), net	—	103	—	103
Level 3 balance — December 31, 2013	$1,240	$657	$12	$1,909
Realized gains (losses), net	152	9	1	162
Unrealized gains (losses), net	14	(30)	—	(16)
Purchases (sales), net	(375)	(150)	—	(525)
Level 3 balance — December 31, 2014	$1,031	$486	$13	$1,530
Contributions
Funding requirements under Internal Revenue Service (IRS) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. We made total contributions of $133, $186 and $266 to all of our qualified defined benefit pension plans during 2014, 2013 and 2012, respectively. In 2013, total contributions included $40 of voluntary contributions to the U.S. SRP. We currently anticipate making total contributions to our qualified defined benefit pension plans in the range of $165 to $175 during 2015.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our defined benefit plans.

	Pension	Other Benefits	Total
2015	$374	$36	$410
2016	378	36	414
2017	380	35	415
2018	383	35	418
2019	386	34	420
2020 — 2024	1,940	165	2,105
NOTE 14
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan (the “2011 Omnibus Incentive Plan” or the “Plan”) to govern awards granted to Exelis employees and directors, including awards of non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards. As of December 31, 2014, there were 23.6 awards granted under the Plan with 16.4 shares remaining available for future awards. The Company issues new shares to satisfy equity-based awards. We account for NQOs and RSUs as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation awards.

Page |	86

The following table provides the impact of stock-based compensation in our Consolidated Statement of Operations:

	Year Ended December 31,
	2014	2013	2012
Compensation costs for equity-based awards	$23	$26	$22
Compensation costs for liability-based awards	3	6	2
Total compensation costs, pre-tax	$26	$32	$24
Future tax benefit	$10	$11	$10
At December 31, 2014, total unrecognized compensation cost related to equity-based awards and liability-based awards were $12 and $2, respectively, which are expected to be recognized ratably over a weighted-average period of 1.9 years and 1.8 years, respectively.
In connection with the spin-off of Vectrus, Exelis employees' outstanding NQOs and RSUs were adjusted to preserve the aggregate intrinsic value of each award at the date of the spin-off on terms which were in all material respects identical to the terms of the awards replaced. The fair value of the converted NQOs immediately following the spin-off was higher than the fair value of such awards immediately prior to the spin-off. As a result, we incurred incremental compensation expense of approximately $2, most of which was recognized immediately. All outstanding NQOs and RSUs held by Vectrus employees were assumed by Vectrus.
Non-Qualified Stock Options
NQOs generally vest in one-third increments over three years following the date of grant and are exercisable for periods up to seven or ten-years from the date of grant at a price equal to the fair market value of common stock at the date of grant. Options granted between 2004 and 2009 were awarded with a term of seven years and options granted prior to 2004 and after 2009 were awarded with a term of ten years.
A summary of the status of our NQOs as of December 31, 2014, 2013 and 2012 and changes during the years then ended is presented below.

	Year Ended December 31,
	2014		2013		2012
Stock Options	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding at January 1,	11.46	$11.13	11.36	$11.06	10.59	$10.65
Granted	0.57	20.82	2.89	11.11	3.05	11.19
Exercised	(1.68)	10.83	(2.21)	10.53	(2.10)	9.14
Forfeited, canceled or expired	(0.12)	10.34	(0.58)	11.98	(0.18)	11.52
Vectrus spin-off adjustment	0.56	11.30	—	—	—	$—
Outstanding at December 31,	10.79	$10.74	11.46	$11.13	11.36	$11.06
Options exercisable at December 31,	7.48	$10.31	4.95	$11.02	4.49	$10.59
The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2014, 2013 and 2012 was $14, $12 and $4, respectively.

Page |	87

The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Number	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
$6.92 - $11.06	8.91	7.1	$10.08	$66	6.15	6.7	$10.00	$46
$11.15 - $19.16	1.88	6.4	13.90	8	1.33	5.3	11.72	8
Total	10.79	7.0	$10.74	$74	7.48	6.5	$10.31	$54
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Exelis’ closing stock price of $17.53 per share on December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. There were no exercisable options “out-of-the money” as of December 31, 2014.
As of December 31, 2014, the total number of stock options expected to vest (including those that have already vested) was 10.8. These stock options have a weighted-average exercise price of $10.73 per share, an aggregate intrinsic value of $74 and a weighted average remaining contractual life of 7.0 years.
The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. The following weighted-average assumptions were utilized in deriving the fair value for NQOs:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	1.98%	3.72%	3.69%
Expected volatility	26.8%	27.0%	27.1%
Expected life (in years)	7.0	7.0	7.0
Risk-free rates	2.20%	1.40%	1.41%
Weighted-average grant date fair value per share	$5.12	$1.93	$1.96
Black-Scholes: Dividend yield is based on the announced dividend as of the grant date annualized and divided by the grant date stock price. Volatility is primarily based on daily average volatility of our peer group companies over 7 years, which is consistent with the expected term. Peer group companies were selected from companies within the aerospace and defense industry that most closely match our business, including size, diversification, and customer base. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. The risk-free rate is based on the United States Treasury stripped coupon rates with maturities corresponding to the expected term of 7 years, measured as of the grant date.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs are determined based on the closing price of Exelis common stock on the date of grant. RSUs granted in 2014 vest annually in three equal installments and restricted stock and RSUs granted in prior years vest three years from the date of grant. Holders of restricted stock have the right to receive dividends and vote the shares. RSUs accrue dividends; however, the dividends are forfeited if the RSUs do not vest. RSUs have no voting rights. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the restricted stock or RSUs are forfeited. If an employee retires or is terminated other than for cause, all or a pro rata portion of the restricted stock or RSUs may vest.

Page |	88

The table below provides a roll-forward of outstanding restricted stock and RSUs for each of the previous three years ended.

	Year Ended December 31,
	2014		2013		2012
Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	3.48	$11.48	3.56	$11.67	3.51	$10.93
Granted	0.73	20.51	1.14	11.18	1.25	11.16
Vested	(1.42)	12.85	(1.02)	11.83	(1.01)	8.44
Forfeited and canceled	(0.09)	12.26	(0.20)	11.35	(0.19)	11.94
Vectrus spin-off adjustment	(0.07)	13.43	—	—	—	—
Outstanding at December 31,	2.63	$12.44	3.48	$11.48	3.56	$11.67
Total Shareholder Return Awards
TSR awards provide performance-based cash award incentives to our key employees. For the years ended December 31, 2014, 2013 and 2012, we granted TSR awards with an aggregate target value of $5, $4 and $4 respectively, that are cash settled at the end of a three-year performance period. The fair value of TSR awards is measured quarterly and, for 2014 awards, was based on the Company’s performance relative to the performance of the S&P 1500 Aerospace and Defense index. The fair value of TSR awards granted during 2012 and 2013 was based on the Company’s performance relative to the performance of a concentrated group of our peer companies and the S&P 1500 Aerospace and Defense index. Depending on the Company’s performance during the three-year performance period, payment can range from 0% to 200% of the target value.
NOTE 15
SHAREHOLDERS’ EQUITY
Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share) and 50 shares of preferred stock (no par value per share) on December 31, 2014 and 2013. There were 193.0 and 190.4 shares of common stock issued at December 31, 2014 and 2013, respectively, and 185.7 and 189.4 shares of common stock outstanding at December 31, 2014 and 2013, respectively. No preferred stock was issued and outstanding at December 31, 2014 and 2013.
We issue shares of our common stock in connection with our 2011 Omnibus Incentive Plan. At December 31, 2014, 40.0 shares of common stock were reserved for issuance in connection with this Plan and we had a remaining balance of 16.4 shares of common stock available for future grants under this Plan.
We have a share repurchase program, which was approved by the Board of Directors on November 4, 2014, for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $350. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on November 4, 2016. As of December 31, 2014, we had repurchased a total of 1.5 shares of our common stock under this program for $28, and had remaining authorization of $322 for future share repurchases.
Our prior share repurchase program was approved by the Board of Directors on December 11, 2012. During the years ended December 31, 2014 and 2013, we repurchased shares of our common stock of 4.8 and 1.0, respectively, for $84 and $16, respectively, fully utilizing our prior share repurchase program's authorized celling of $100. We account for shares repurchased as treasury stock under the cost method.
On October 10, 2014, the Board of Directors declared a cash dividend of $0.10 per share, payable on January 2, 2015 to shareholders of record on November 14, 2014. In 2014, 2013 and 2012, we declared four quarterly dividends totaling $79, $80 and $79, respectively, or $0.41 per share in each year.

Page |	89

NOTE 16
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, net of tax, by component, included in stockholders’ equity:

	Net Foreign Currency Translation Adjustments	Unamortized Defined Benefit Plan Costs		Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$15	$(1,850)		$(1,835)
Net foreign currency translation adjustments	1	—		1
Net actuarial gain arising during the year	—	343		343
Prior service credit arising during the year	—	(1)		(1)
Other comprehensive income (loss) before reclassifications	1	342		343
Amounts reclassified from accumulated other comprehensive loss
Amortization of net actuarial loss	—	59	(a)	59
Amortization of prior service cost	—	1	(a)	1
Other comprehensive income (loss), net of tax	1	402		403
Balance at December 31, 2013	$16	$(1,448)		$(1,432)
Net foreign currency translation adjustments	(8)	—		(8)
Net actuarial loss arising during the year	—	(504)		(504)
Other comprehensive income (loss) before reclassifications	(8)	(504)		(512)
Amounts reclassified from accumulated other comprehensive loss
Amortization of net actuarial loss	—	64	(a)	64
Amortization of prior service cost	—	1	(a)	1
Other comprehensive income (loss), net of tax	(8)	(439)		(447)
Balance at December 31, 2014	$8	$(1,887)		$(1,879)

(a)	The amortization of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost (Note 13).
Unamortized defined benefit plan costs included in accumulated other comprehensive loss in the Consolidated Balance Sheets were reduced by taxes of $1,232 and $934 as of December 31, 2014 and 2013, respectively.
The following tables provide a summary of the changes in accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	Pretax	Tax	After Tax
Changes in net foreign currency translation adjustments	$(8)	$—	$(8)
Changes in defined benefit plans	(737)	298	(439)
Net change in accumulated other comprehensive loss	$(745)	$298	$(447)

	Year Ended December 31, 2013
	Pretax	Tax	After Tax
Changes in net foreign currency translation adjustments	$1	$—	$1
Changes in defined benefit plans	679	(277)	402
Net change in accumulated other comprehensive loss	$680	$(277)	$403

Page |	90

	Year Ended December 31, 2012
	Pretax	Tax	After Tax
Changes in net foreign currency translation adjustments	$8	$—	$8
Changes in defined benefit plans	(283)	106	(177)
Defined benefit plans tax reclassification attributable to ITT Spin-off	—	(11)	(11)
Net change in accumulated other comprehensive loss	$(275)	$95	$(180)
NOTE 17
RELATED PARTY TRANSACTIONS
Vectrus Separation Agreements
After the spin-off of Vectrus, Exelis and Vectrus operate independently of each other and neither company has an ownership interest in the other. Prior to the completion of the spin-off, Exelis and Vectrus entered into a Distribution Agreement and related separation agreements that provided mechanisms for an orderly separation and govern the post-separation relationship between Exelis and Vectrus. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also describe Exelis’ future commitments to provide Vectrus with certain temporary transition services. The executed agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Transition Services Agreement and several intellectual property agreements.
For the quarter ended December 31, 2014, charges for services provided by Exelis to Vectrus under the separation agreements, net of costs passed through to third parties, were $1. At December 31, 2014, total receivables due to Exelis from Vectrus were $14.
ITT Separation Agreements
After the ITT Spin-off, Exelis, ITT and Xylem operate independently of each other and none of the companies have any ownership interest in the other. In order to govern certain ongoing relationships between Exelis, ITT and Xylem following the ITT Spin-off and to provide mechanisms for an orderly transition, Exelis, ITT, and Xylem executed the various agreements that govern the ongoing relationships between and among the three companies after the ITT Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the ITT Spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, several real estate matters agreements, and Master Transition Services Agreement.
The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims. These indemnifications include claims relating to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to the Distribution Date, subject to limited exceptions with respect to certain employee claims. These indemnifications also include claims relating to the presence or alleged presence of asbestos or silica in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Exelis or Xylem buildings or facilities. The indemnifications are absolute and indefinite. The indemnification associated with pending and future asbestos and silica claims does not expire.
The Tax Matters Agreement governs the respective rights, responsibilities and obligations of Exelis, ITT and Xylem after the ITT Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. We have joint and several liability with ITT and Xylem to the IRS for the consolidated U.S. Federal income taxes of the ITT consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and ITT and Xylem agree to indemnify us against any amounts for which we are not responsible. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

Page |	91

For the years ended December 31, 2014, 2013 and 2012, charges for services provided to Exelis by ITT and Xylem and by Exelis to ITT and Xylem under the separation agreements, net of costs passed through to third parties, were not significant. At December 31, 2014 and 2013, total payables due from Exelis to ITT and Xylem Inc. were $9 and $9, respectively, and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $7, respectively.
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
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $26 and $26 as of December 31, 2014 and 2013, respectively, for environmental matters. We believe the total amount accrued is appropriate based on existing facts and circumstances.
The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	Year Ended December 31,
	2014	2013
Low-end range	$22	$23
High-end range	$69	$44
Number of active environmental investigation and remediation sites	46	24

Page |	92

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

Page |	93

Indemnifications
As part of the spin-off of Vectrus, Exelis and Vectrus agreed to indemnify one another with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or other separation agreements. Exelis expects Vectrus to fully perform under its indemnification obligation and therefore we have not recorded a liability for matters for which we are indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to Vectrus under the indemnity that we provide to them.
As part of the ITT Spin-off, Exelis, ITT and Xylem Inc. indemnify one another with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related ITT Spin-off agreements. Exelis expects ITT and Xylem Inc. to fully perform under their indemnification obligations and therefore we have not recorded a liability for matters for which we are indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to ITT or Xylem Inc. under the indemnity that we provide to them.
Letters of Credit
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2014, there was an aggregate of approximately $72 in surety bonds, guarantees and stand-by letters of credit outstanding.
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
Information and Technical Services
This segment provides a broad range of service solutions, including: systems integration; network design and development; air traffic management; cyber; intelligence; advanced engineering; and space launch and range-support, for a wide variety of U.S. military and U.S. Government customers.

Page |	94

Segment financial results were as follows:

	2014			2013			2012
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronic and Systems	$2,142	$—	$2,142	$2,136	$—	$2,136	$2,487	$—	$2,487
Information and Technical Services	—	1,135	1,135	—	1,205	1,205	—	1,243	1,243
Total	$2,142	$1,135	$3,277	$2,136	$1,205	$3,341	$2,487	$1,243	$3,730

	Operating Income			Operating Margin
	2014	2013	2012	2014	2013	2012
C4ISR Electronic and Systems	$266	$202	$325	12.4%	9.5%	13.1%
Information and Technical Services	131	126	107	11.5%	10.5%	8.6%
Total	$397	$328	$432	12.1%	9.8%	11.6%

	Total Assets
	2014	2013
C4ISR Electronic and Systems	$3,040	$3,037
Information and Technical Services	658	612
Segments total	3,698	3,649
Corporate and other	1,180	862
Assets of discontinued operations	—	373
Total	$4,878	$4,884

	Plant, Property & Equipment
	2014	2013
C4ISR Electronic and Systems	$256	$284
Information and Technical Services	167	177
Segments total	423	461
Corporate and Other	14	28
Total	$437	$489

	Capital Expenditures			Depreciation & Amortization
	2014	2013	2012	2014	2013	2012
C4ISR Electronic and Systems	$30	$29	$56	$73	$82	$102
Information and Technical Services	14	30	41	21	22	19
Segments total	44	59	97	94	104	121
Corporate and Other	9	17	19	12	3	6
Total	$53	$76	$116	$106	$107	$127

Page |	95

NOTE 20
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table comprises selected financial data for the years ended December 31, 2014 and 2013.

	2014 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total revenue	$748	$816	$780	$933	$782	$842	$795	$922
Selling, general and administrative expenses	$98	$94	$93	$87	$100	$107	$86	$102
Income from continuing operations	$39	$56	$48	$87	$22	$39	$56	$61
Net income	$52	$61	$52	$84	$44	$78	$80	$79
Basic earnings per share
Continuing operations	$0.21	$0.30	$0.25	$0.47	$0.12	$0.21	$0.30	$0.32
Net income	$0.27	$0.32	$0.28	$0.45	$0.23	$0.41	$0.42	$0.42
Diluted earnings per share
Continuing operations	$0.20	$0.29	$0.25	$0.45	$0.12	$0.20	$0.29	$0.31
Net income	$0.27	$0.32	$0.27	$0.44	$0.23	$0.41	$0.41	$0.41
Weighted average common shares outstanding
Basic	189.6	189.0	188.4	186.3	188.3	188.2	188.5	189.0
Diluted	194.9	193.6	193.2	191.3	189.8	190.5	192.8	194.2
NOTE 21
PROPOSED MERGER
On February 5, 2015, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Harris Corporation ("Harris") under which the Company will become a wholly owned subsidiary of Harris when the transaction closes. Under the Merger Agreement, at the time of the merger, all issued and outstanding shares of Exelis common stock will be canceled and Exelis shareholders will receive $16.625 in cash and 0.1025 of a share of Harris common stock for each share of Exelis common stock they own. Upon closing, Harris shareholders will own approximately 85 percent of the combined company and Exelis shareholders will own approximately 15 percent. The proposed merger has been approved by the boards of directors of both companies. The transaction is expected to close during the second quarter of 2015, subject to customary closing conditions, including those set forth below. There are no assurances that the proposed merger with Harris will be consummated on the expected timetable, or at all.
The completion of the proposed merger is subject to certain conditions, including: (1) the approval of the Merger Agreement by Exelis’ shareholders; (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (3) receipt of required regulatory approvals, including all consents required to be obtained from the Federal Communications Commission pursuant to communications laws in connection with the merger; (4) the absence of certain legal impediments preventing the consummation of the merger; (5) the approval by the New York Stock Exchange of the listing of the shares of Harris common stock issuable to Exelis shareholders under the merger agreement; (6) the effectiveness of the registration on Form S-4 to be filed by Harris relating to the shares of Harris common stock to be issued in the merger; (7) the truth of the representations and warranties of the parties and the compliance of the parties with their respective covenants, subject to customary qualifications including with respect to materiality; and (8) the absence of a material adverse effect occurring with respect to Exelis.

Page |	96

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXELIS INC.
(Registrant)

February 27, 2015	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer (Principal Accounting Officer)

Page |	97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David F. Melcher	Chief Executive Officer and President	February 27, 2015
David F. Melcher

/s/ Peter J. Milligan	Senior Vice President and	February 27, 2015
Peter J. Milligan	Chief Financial Officer

/s/ Gregory P. Kudla	Chief Accounting Officer	February 27, 2015
Greg P. Kudla	(Principal accounting officer)

/s/ Herman E. Bulls	Director	February 27, 2015
Herman E. Bulls

/s/ Ralph F. Hake	Director	February 27, 2015
Ralph F. Hake

/s/ John J. Hamre	Director	February 27, 2015
John J. Hamre

/s/ Paul J. Kern	Director	February 27, 2015
Paul J. Kern

/s/ Patrick Moore	Director	February 27, 2015
Patrick Moore

/s/ Mark L. Reuss	Director	February 27, 2015
Mark L. Reuss

/s/ Billie I. Williamson	Director	February 27, 2015
Billie I. Williamson

/s/ R. David Yost	Director	February 27, 2015
R. David Yost

Page |	98

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(2.1)	Distribution Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(2.2)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.2 of Exelis Inc.’s 10-Q filed October 31, 2014 (CIK No. 1524471, File No.1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682)

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682)

(10.01)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated Restricted Stock Unit Agreement (Stock Settled)	Incorporated by reference to Exhibit 10.01 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.02)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated Restricted Stock Unit Agreement (Cash Settled)	Incorporated by reference to Exhibit 10.02 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.03)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.03 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.04)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated TSR Award Agreement	Incorporated by reference to Exhibit 10.04 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.05)	Employee Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

Page |	99

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(10.06)	Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.07)	Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.3 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.08)	Transitional Trademark License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.4 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.09)	Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.5 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.10)	Exelis Inc. Annual Incentive Plan for Executive Officers	Incorporated by reference to Exelis Inc.’s Definitive Proxy Statement filed on March 27, 2013 (CIK No. 1524471, File No. 1-35228).

(10.11)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.12)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.13)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.14)	ITT Transitional Trademark License Agreement —Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No.1-5672).

(10.15)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated	Incorporated by reference to Exelis Inc.'s Definitive Proxy Statement filed on March 27, 2012 (CIK No. 1524471, File No. 1-35228).

(10.16)	Exelis Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.8 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.17)	Exelis Inc. 1997 Annual Incentive Plan	Incorporated by reference to Exhibit 10.9 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.18)	Exelis Salaried Investment and Savings Plan	Incorporated by reference to Exhibit 4.4 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

Page |	100

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(10.19)	Exelis Inc. Excess Savings Plan	Incorporated by reference to Exhibit 10.12 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.20)	Exelis Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.21)	Exelis Inc. Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.14 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No.1-35228).

(10.22)	Exelis Inc. Enhanced Severance Pay Plan	Incorporated by reference to Exhibit 10.15 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No.1-35228).

(10.23)	Exelis Inc. Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.17 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

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

(10.25)
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

(10.26)
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

(10.27)
Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB). Effective as of January 1, 2008. Amended and restated as of December 21, 2008, and further amended and restated as of October 31, 2011.
Incorporated by reference to Exhibit 10.21 of Exelis Inc.s' Form 10-Q Quarterly Report filed on August 8, 2013 (CIK No. 1524471, File No. 1-35228).

(10.28)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders’ Grant	Incorporated by reference to Exhibit 10.24 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

Page |	101

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(10.29)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant	Incorporated by reference to Exhibit 10.25 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.30)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2010 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.26 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.31)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2011 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.27 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.32)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — Founders’ Grant (Stock Settled)	Incorporated by reference to Exhibit 10.28 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.33)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Stock Settled)	Incorporated by reference to Exhibit 10.29 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.34)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Cash Settled)	Incorporated by reference to Exhibit 10.30 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.35)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Restricted Stock Unit Award Agreement — Non-Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.31 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.36)	Form of Exelis Inc. 2011 Omnibus Incentive Plan General Restricted Stock Unit Award Agreement — Non Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.32 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.37)	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.33 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.38)	Employment Agreement between David F. Melcher and Exelis Inc., dated October 4, 2011	Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on October 20, 2011 (CIK No. 1524471, File No. 1-35228).

(10.39)	Form of Exelis Inc. Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.35 of Exelis Inc.’s Form 10-Q Quarterly Report filed on May 4, 2012 (CIK No. 1524471, File No. 1-35228).

(10.40)	Separation Agreement and Complete Release of Liability between Michael R. Wilson and Exelis Inc. dated January 17, 2013	Incorporated by reference to Exhibit 99.1 of Exelis Inc.’s Form 8-K Current Report filed on January 18, 2013 (CIK No. 1524471, File No. 1-35228).

(10.41)
Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 23, 2014, among Exelis Inc., the Lenders Named Therein, J.P. Morgan Chase Bank, N.A., as Administrative Agent and Citibank, N.A., as Syndication Agent.
Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on December 23, 2014 (CIK No. 1524471, File No. 1-35228).

Page |	102

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.42)	Agreement and Plan of Merger, dated February 5, 2015, by and among Exelis Inc., Harris Corporation and Harris Communication Solutions	Incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Form 8-K Current Report filed on February 6, 2015 (CIK No. 1524471, File No. 1-35228).

(11)	Statement re computation of per share earnings
Information required to be presented in Exhibit 11 is provided in Note 7 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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

(101)
The following materials from Exelis Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements
Submitted electronically with this report.

Page |	103