Form 10-K/A
period 2014-12-31
Exelis Inc.
filed 2015-04-06
CIK 1524471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of the stock on the New York Stock Exchange on June 30, 2014) was approximately $3.2 billion. The number of shares of common stock outstanding at February 24, 2015 was 186,481,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2015 annual meeting of shareholders, because our definitive proxy statement will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Our Amended and Restated Articles of Incorporation provides for a classified Board of Directors divided into three classes designated Class I, Class II and Class III, each serving staggered three-year terms. On May 7, 2014 shareholders approved a proposal to amend the Company’s Amended and Restated Articles of Incorporation to declassify the Board of Directors. Class I Directors will stand for election on an annual basis beginning in 2015. Class II and III Directors will stand for election on an annual basis beginning in 2016 and 2017, respectively.

Class I Directors with Terms Expiring in 2015

Ralph F. Hake, age 66, has served as a Director of the Company since October 2011. Mr. Hake was Chairman and Chief Executive Officer of Maytag Corporation, an appliance manufacturer and distributor, from June 2001 to March 2006. He served as Executive Vice President and Chief Financial Officer for Fluor Corporation, an engineering and construction firm from 1999 to 2001. From 1987 to 1999, Mr. Hake served in various executive capacities at Whirlpool Corporation, a manufacturer and distributor of home appliances, including Chief Financial Officer and Senior Executive President for global operations. He was a Director of ITT Corporation (“ITT”) from 2002 to November 2011. He has served as a Director of Owens-Corning Corporation, a provider of composites and building materials, since 2006. Mr. Hake was a Director of Maytag Corporation from June 2001 through March 2006. Mr. Hake served as non-executive Chairman of Smurfit-Stone Corporation from 2010 until its acquisition by RockTenn Company on May 28, 2011. Mr. Hake served as a Director of RockTenn through January 25, 2013. Mr. Hake is a 1971 business and economics graduate of the University of Cincinnati and holds an M.B.A. from the University of Chicago. Mr. Hake has extensive global management and financial experience. He served on the Board of Directors for the National Association of Manufacturers and was Chairman of the organization’s taxation and economic policy group.

David F. Melcher, Lieutenant General (Ret.), age 60, has served as a Director, Chief Executive Officer and President of the Company since October 2011. Previously he was President of ITT Defense & Information Solutions and served on the ITT Strategic Council from December 2008 until the Company’s spin-off from ITT on October 31, 2011. Mr. Melcher joined ITT in August 2008 as Vice President of Strategy and Business Development for Defense & Information Solutions following 32 years of distinguished service in the U.S. Army. He served on the National Defense Industrial Association’s Board of Trustees from 2009 to 2014 and currently serves on the Executive Committee of the Board of Directors for the Aerospace Industries Association. In December 2013 Mr. Melcher joined the Board of Directors of C. R. Bard, Inc., a leading multinational developer, manufacturer, and marketer of medical technologies in the vascular, urology, oncology and surgical specialty product fields. Mr. Melcher holds a bachelor’s degree in civil engineering from the U.S. Military Academy at West Point and two masters degrees, including one in business administration from Harvard University and another in public administration from Shippensburg University. As Chief Executive Officer and President, Mr. Melcher has extensive knowledge of our Company’s business and operations. He has more than 25 years of defense community experience in program management, strategy development and finance, working with key decision makers within the Army, Department of Defense, Office of Management and Budget, and Congress. Mr. Melcher has extensive international strategic business, budget, policymaking and defense-related experience, has demonstrated leadership and management experience with the U.S. Army, and has served as the Army’s Military Deputy for Budget and Deputy Chief of Staff for Programs in the Pentagon, and as Commander of the Corps of Engineers, Southwestern Division in Dallas, Texas.

Herman E. Bulls, age 59, has served as a Director of the Company since November 2011. Mr. Bulls, is the founder and Chairman of JLL’s Public Institutions specialty, a practice focused on delivering integrated real estate solutions to government entities, nonprofit organizations, transportation facilities, and higher education institutions. He also serves as an International Director of Global Markets at JLL focusing on business developments, mergers and acquisitions. Mr. Bulls serves as Chief Executive Officer of Bulls Advisory Group, a real estate consulting and advisory firm. He also co-founded and served as President and CEO of Bulls Capital Partners, a commercial mortgage banking firm. Before joining JLL, Mr. Bulls completed almost 12 years of active duty service with the United States Army working in the Office of the Assistant Secretary of the Army for Financial Management at the Pentagon and as an Assistant Professor of Economics and Finance at West Point. He retired as a Colonel in the U.S. Army Reserves in 2008. He is a member of the Executive Leadership Council, an organization of senior African American business executives from Fortune 500 companies, and former Chairman of the Board of Directors of the Executive Leadership Foundation. He is a former Vice Chairman and currently serves as a director of the West Point Association of Graduates Board of Directors, and is a member of Leadership Washington, and the Real Estate Executive Council (REEC). Mr. Bulls is a founding member and served as the inaugural President of the African American Real Estate Professionals (AAREP) of Washington, D.C. He is also a member of the Real Estate Advisory Committee for the New York State Teachers’ Retirement System (NYSTRS), one of the largest pension funds in the nation. Mr. Bulls has served on the board of Comfort Systems, USA, Inc., a provider of heating, ventilation and air conditioning services, since February 2001 and Tyco International Ltd. since March 2014. Mr. Bulls has served on the board of USAA, a privately held insurance and financial services company since November 2010. He serves as a Director for Rasmussen, Inc. a for-profit educational services organization. Mr. Bulls received a bachelor of science degree in engineering from the U.S. Military Academy at West Point and a master’s of business administration degree in finance from Harvard Business School. Mr. Bulls brings over 35 years’ experience in development, leadership, operations, teaching, investment management and business development/retention.

Class II Directors with Terms Expiring in 2016

John J. Hamre, age 64, has been a Director of the Company since October 2011. Dr. Hamre was elected President and Chief Executive Officer of Centers for Strategic & International Studies (“CSIS”), a public policy research institution dedicated to strategic, bipartisan global analysis and policy impact, in April 2000. Prior to joining CSIS, he served as U.S. Deputy Secretary of Defense from 1997 to 2000 and Under Secretary of Defense (Comptroller) from 1993 to 1997. He served as a Director of ITT, a diversified leading manufacturer of highly engineered critical components and customized technology solutions for growing industrial end-markets from 2000 to 2011. He has served as a Director of SAIC, Inc. a provider of scientific, engineering, systems integration and technical services to government and commercial markets since 2005. In September 2013 SAIC, Inc. spun off SAIC, as a separate public company, and renamed itself Leidos. Dr. Hamre now serves as a director of the new SAIC and continues to serve as a director of Leidos (formerly SAIC, Inc.). He also served as a Director of Xylem Inc., a leading global water technology provider from October 2011 to May 2013. Dr. Hamre was previously a Director of Choicepoint, Inc., a provider of identification and credential verification services, from May 2002 through September 2008 and Oshkosh Corporation, a designer, manufacturer and marketer of specialty vehicles and vehicle bodies from 2009 through January 2012. He received a B.A. degree, with the highest distinction, from Augustana College in Sioux Falls, South Dakota, was a Rockefeller Fellow at Harvard Divinity School and was awarded a Ph.D., with distinction, from the School of Advanced International Studies, Johns Hopkins University, in 1978. Dr. Hamre has extensive strategic and international experience, particularly with respect to defense related businesses. He has achieved recognized prominence in strategic, international and defense fields. Dr. Hamre is a Director of MITRE Corporation, a not-for-profit organization chartered to work in the public interest, with expertise in systems engineering, information technology, operational concepts, and enterprise modernization and is a member of the Governance Business Division Committee of the Bechtel Corporation board, a leader in engineering, construction, management, and development services.

Patrick J. Moore, age 60, has served as a Director of the Company since November 2011. Mr. Moore serves as President and Chief Executive Officer of PJM Advisors, LLC, an investment and advisory firm. He serves as a Director on the Boards of the Metropolitan YMCA of St. Louis, Boys Hope/Girls Hope, St. Louis Zoological Society and the Big Shoulders Fund. In April 2014, he joined the Board of Directors of Rentech Inc., a company that owns and operates wood fiber processing, wood pellet production and nitrogen fertilizer manufacturing businesses. He also has served as a Director of Archer Daniels Midland Company, a global food processing and commodities trading corporation, since November 2003 and was a Director of Ralcorp Holdings, Inc., a manufacturer of private brand food products, until its acquisition by ConAgra Foods, Inc. in January 2013. Mr. Moore was a Director at Smurfit-Stone Corporation from 2002 to 2011. Mr. Moore serves on the North American Review Board of American Air Liquide. Mr. Moore holds a bachelor’s degree in business administration from DePaul University. Mr. Moore has extensive governance, operational and financial experience in multiple industry sectors, including board service at various public companies. He served as the former Chairman and Chief Executive Officer of Smurfit-Stone Container Corporation, an industry leader in the manufacturing of integrated containerboard and corrugated packaging products and one of the world’s largest paper recyclers, and as its Chief Executive Officer from June 2010 to May 2011 when it was acquired by RockTenn Corporation.

R. David Yost, age 67, has served as a Director of the Company since early November 2011. Mr. Yost served as Director and Chief Executive Officer of AmerisourceBergen, a comprehensive pharmaceutical services provider, from August 2001 until his retirement in July 2011. Previously, he served as President of AmerisourceBergen, Chairman and Chief Executive Officer of AmeriSource Health Corporation, and President and Chief Executive Officer of AmeriSource Health. Mr. Yost served as a member of the Board at Penn Medicine, overseeing the University of Pennsylvania School of Medicine and hospital from 2006 to 2012. He serves on the U.S. Air Force Academy Endowment Board. Since 2009, he has served on the board of Tyco International Ltd., a leading provider of electronic security products and services, fire protection and detection products and services. In January 2012, Mr. Yost joined the Board of Directors at Marsh & McLennan Companies, a global professional services firm providing advice and solutions in the areas of risk, strategy, and human capital. In August 2012, Mr. Yost joined the Board of Directors at Bank of America Corporation, a bank holding company and financial holding company. Mr. Yost is a 1969 graduate of the U.S. Air Force Academy and holds a master of business administration from the University of California, Los Angeles (UCLA). Mr. Yost brings over 36 years of experience in business leadership, operations, manufacturing and services in the healthcare equipment and services industry. In the Jan-Feb 2013 issue of the Harvard Business Review, Mr. Yost was named one of the 100 Best Performing CEO’s in the World.

Class III Directors with Terms Expiring in 2017

General Paul J. Kern, U.S. Army (Ret.), age 69, has been a Director of the Company since October 2011. General Kern has served as a Senior Counselor to the Cohen Group since January 2005. He served as President and Chief Operating Officer of AM General LLC, a world leader in the design, engineering, production, and technical and parts support of military and special purpose vehicles from August 2008 to January 2010. In November 2004, General Kern retired from the United States Army as Commanding General, Army Materiel Command (AMC). He was a Director of ITT, a diversified leading manufacturer of highly engineered critical components and customized technology solutions for growing industrial end-markets from August 2008 until 2013. General Kern has served as a Director of iRobot Corporation, a designer and builder of robots, since 2006. From 2005 to 2007, he was a Director of EDO Corporation, a provider of information technology solutions and systems engineering, which was acquired by ITT in December 2007. He was a director of Anteon Corporation, a designer and manufacturer of products for the aerospace, defense, intelligence and commercial markets, from 2005 until 2006 when it was sold to General Dynamics. General Kern graduated from the U.S. Military Academy at West Point. He holds masters degrees in both Civil and Mechanical Engineering from the University of Michigan, and he was a Senior Security Fellow at the John F. Kennedy School at Harvard University. General Kern has extensive international strategic business and defense-related experience. He is a leading figure on defense transformation, as well as a highly decorated combat veteran. General Kern achieved recognized prominence as a four-star general with the Army and spearheaded Army efforts to direct supply chain improvement efforts, modernize weapons systems, and maintain field readiness, while still controlling costs. He serves on the advisory boards of Oakridge National Lab Advisory Board, FNH USA and Merlin Power Systems. General Kern also serves on the Board of Directors of CoVant Technologies LLC, AT Solutions and LGS Innovations LLC, subsidiaries of CoVant Technologies. Mr. Kern is a member of the Defense Science Board and National Academy of Engineering.

Mark L. Reuss, age 51, has served as a Director of the Company since early November 2011. Mr. Reuss serves as General Motors Executive Vice President, Global Product Development, Purchasing and Supply Chain. From 2009 to 2013, Mr. Reuss was GM Vice President and President of GM North America. Before this, he briefly served as Vice President of Engineering, responsible for all engineering for GM worldwide. Mr. Reuss managed GM’s operations in Australia and New Zealand as Chairman and Managing Director of GM Holden Ltd. from February 2008 until July 2009. He also served on the GM Asia Pacific Strategy Board and was President of Australia’s Federal Chamber of Automotive Industries, leading negotiations for long-term government support and a 10-year policy plan to restructure the Australian auto industry. Mr. Reuss previously held numerous engineering and management positions across GM brands. He serves on the Advisory Board of the University of Michigan Ross School of Business, The Advisory Board of Cranbrook Horizon Upward Bound, the Cranbrook Schools Board of Trustees, The Skillman Foundation, and is Vice Chairman of the GM Foundation. Mr. Reuss received a bachelor of engineering degree in mechanical engineering from Vanderbilt University and a master of business administration from Duke University. Mr. Reuss is responsible for the design, engineering, program management, safety and quality of General Motors vehicles around the world. He also oversees GM’s Global Purchasing and Supply Chain organization, and is a member of the GM Executive Leadership Team, as well as a member of the Opel Supervisory Board and the board of Shanghai General Motors (SGM). He brings over 30 years of experience in global business, operations management, engineering and long-term government support contract negotiations. He has served on the GM North America Disclosure and Audit committee since December 2009.

Billie I. Williamson, age 62, has served as Director of the Company since January 2012. Ms. Williamson served as Ernst & Young’s Americas Inclusiveness Officer and Senior Assurance Partner prior to her retirement at the end of 2011. She began her career at Ernst & Young in 1974 and spent the first 19 years in the audit practice, becoming one of only five female partners promoted in 1984. She then left to become CFO of AMX Corp. in Dallas and subsequently Senior Vice President, Finance of Marriott International, Inc. in Washington, D.C. She rejoined Ernst & Young in 1998 where she became a senior client-serving partner. From 2006 to 2008, Ms. Williamson served as a member of Ernst & Young’s Americas Executive Board which functions as the Board of Directors for Ernst & Young. She also served on the U.S. Executive Board, responsible for partnership matters for the firm. Ms. Williamson is on the board of Energy Futures Holdings Corporation, a privately held energy company with a portfolio of competitive and regulated energy companies, and Extrusions, Inc., a privately held company, and is a partner in the Ida Family Ltd. Partnership. Ms. Williamson joined the Board of Janus Capital Group in February 2015. In March 2012, Ms. Williamson joined the Board of Directors of Annie’s Inc., a natural and organic food company, where she was a member of the Compensation and Audit Committees. In October 2014, General Mills completed its acquisition of Annie’s Inc. In May 2014, Ms. Williamson joined the Board of Directors of Pentair Ltd. (“Pentair-Switzerland”) which provides products, services and solutions in water and other fluids, thermal management and equipment protection. In June 2014, Pentair Ltd. completed its change of jurisdiction of incorporation from Switzerland to Ireland by merging with and into its subsidiary, Pentair plc (“Pentair-Ireland”), a public limited company incorporated under the laws of Ireland. The board of directors of Pentair-Switzerland prior to the merger was appointed as Pentair-Ireland’s board of directors. Ms. Williamson is a member of Pentair’s Audit and Finance Committee. Ms. Williamson serves on the Board of Directors and is the Treasurer of the Dallas Holocaust Museum / Center for Education and Tolerance, is the Treasurer and a member of the Board of Trustees for the Dallas Symphony Foundation, and is a member of the Audit and Finance Committee of the Communities

Foundation of Texas. Ms. Williamson graduated from Southern Methodist University and was granted her CPA Certificate in the State of Texas in 1976. As a Senior Assurance Partner at Ernst & Young, Ms. Williamson served some of the firm’s largest global accounts in aerospace, technology and other industries. She worked with Chief Executive Officers of major companies to structure acquisitions and determine financial strategy. As a member of Ernst & Young’s Americas Executive Board, Ms. Williamson dealt with strategic and operational matters, providing additional relevant experience.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors, and any persons beneficially owning more than 10% of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the SEC within specified time periods. To the Company’s knowledge, based upon a review of the copies of the reports furnished to the Company and written representations that no other reports were required, all filing requirements were satisfied in a timely manner for the year ended December 31, 2014.

CODE OF CONDUCT

The Company has adopted the Exelis Code of Conduct which applies to all employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and, where applicable, to its non-management Directors. The Code of Conduct is posted on the Company’s website at: http://investors.exelisinc.com/phoenix.zhtml?c=248208&p=irol-govhighlights. The Company discloses any changes or waivers from the Code of Conduct for the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, its non-management Directors and other executive officers on its website. In addition, the Company will disclose within four business days any substantive changes in or waivers of the Code of Conduct granted to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, or persons performing similar functions, by posting such information on our website rather than by filing a Form 8-K. There were no substantive changes in or waivers of the Code of Conduct granted to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, or persons performing similar functions in 2014. A copy of the Code of Conduct will be provided, free of charge, to any shareholder upon request to the Corporate Secretary of Exelis.

AUDIT COMMITTEE

The board has a standing Audit Committee and its members are comprised of Patrick J. Moore, who serves as chairman, Herman E. Bulls, Ralph F. Hake, and Billie I. Williamson. The Board of Directors has affirmatively determined that each of the members of the Audit Committee is independent and financially literate. Further, the Board of Directors has determined that Mr. Moore, Mr. Bulls, Mr. Hake and Ms. Williamson possess accounting or related financial management expertise within the meaning of the NYSE listing standards and that Ms. Williamson qualifies as an “audit committee financial expert” as defined under the applicable SEC rules.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Exelis’ Named Executive Officers (“NEOs”) for 2014:

Name	Title
David F. Melcher	Chief Executive Officer and President;
Peter J. Milligan	Senior Vice President and Chief Financial Officer;
Ann D. Davidson	Senior Vice President, Chief Legal Officer and Corporate Secretary;
Christopher D. Young	Executive Vice President, Exelis and President of Geospatial Systems; and
A. John Procopio	Senior Vice President and Chief Human Resources Officer

Say on Pay:

On May 7, 2014, we held an advisory vote to approve named executive officer compensation (“Say on Pay”). Approximately 92% of the votes cast were in favor of our named executive officer compensation. The Compensation Committee was advised of the results of this advisory vote. The Compensation Committee considered the results, and based on the support in favor of our named executive compensation, determined to maintain the current compensation philosophy and policies implementing that philosophy.

Compensation Philosophy:

The Compensation Committee established that the Company’s executive compensation program is designed to support Exelis’ business strategy and to be reasonable, fair, fully disclosed and consistently aligned with long-term value creation. The Compensation Committee believes this compensation philosophy encourages individual and group behaviors that balance risk and reward and assists Exelis in achieving steady, sustained growth and earnings performance. To that end, the Compensation Committee adopted what it believes is a best practice executive compensation program that emphasizes Pay for Performance. A substantial portion of executive compensation is tied to the Company’s internal business financial performance and stock price performance. If internal business performance or stock price performance falls below identified thresholds, at-risk incentive compensation is reduced or not paid at all.

2014 NEO Pay:

Pay for Performance: Compensation for our NEOs ties a significant portion of compensation to performance. Pay components include salary, long-term awards, including restricted stock units (“RSUs”), stock options and Total Shareholder Return (“TSR”) awards, and Annual Incentive Plan (“AIP”) awards. Compensation for NEOs discussed in this Compensation Discussion and Analysis reflects Exelis financial performance for 2014. The values of RSU and option grants provide absolute alignment with the growth or decline in Exelis stock price. The AIP provides a cash payout if certain financial metrics, including earnings per share (“EPS”), are met. The TSR award provides for a cash payment based on Exelis TSR performance relative to the two Aerospace/Defense industry peer groups which comprise the Exelis TSR performance index described in this Compensation Discussion and Analysis. 2014 cash-based incentives are described in the table below:

Pay Component	Performance During 2014	Actual/Projected Payout
2014 Annual Incentive Plan (AIP)

•       EPS = $1.23 (versus target of $1.21)

•       Revenue = $3.27 billion (versus target of $3.3 billion)

•       Operating Cash Flow = $368.2 million (versus target of $401 million)

•       Return on Invested Capital = 12.7% (versus > 12.8% target)

Actual bonus = 97.5% of target

2012 – 2014 Total Shareholder Return (TSR) Cash Award	Exelis TSR from 1/1/12 through 12/31/2014: • 73rd percentile of S&P 1500 Aerospace/Defense Index • Fifth within the concentrated peer group	2012-2014 TSR Award payout is 146.0% of target based on TSR through the spin-off of Vectrus, Inc. relative to peer groups. The remaining portion is paid at target.

Pay Component	Performance During 2014	Actual/Projected Payout
2013 – 2015 Total Shareholder Return (TSR) Cash Award	Exelis TSR from 1/1/13 through 12/31/14: • 44th percentile of S&P 1500 Aerospace/Defense Index • Seventh within the concentrated peer group	2013-2015 TSR Award projected payout is 44.4% of target based on TSR to date relative to peer groups.

2014 – 2016 Total Shareholder Return (TSR) Cash Award	Exelis TSR from 1/1/14 through 12/31/14: • 39th percentile of S&P 1500 Aerospace/Defense Index	2014-2016 TSR Award projected payout is 78.4% of target based on TSR to date relative to peer groups.

Pay at Risk:

•	The AIP award is an element of NEO compensation which rewards annual operating performance and earnings per share appreciation.

•	2014 TSR awards for the 2014-2016 performance period provide an element of executive compensation based on relative stock price performance over three years as measured against an Aerospace and Defense industry peer group index. TSR payments, if any, are made in cash.

•	2014 stock option and RSU grants directly tie NEO compensation to absolute stock price performance.

Key Governance Policies Related to Compensation:

We do:	We do not:

•    use an independent compensation consultant

•    pay for performance

•    mitigate compensation risk through oversight, controls and appropriate incentives in our balanced compensation programs

•    have change of control provisions that only trigger upon consummation of the change of control transaction

•    have limited perquisites

•    have an annual Say-on-Pay vote

•    have a clawback policy

•    have an anti-hedging policy

•    have stock ownership guidelines

•    pay dividend equivalents on RSU awards granted to our employees unless and until the RSU vest

•    reprice stock options

•    include equity awards in pension calculations

•    provide tax gross ups for any perquisites or in connection with payments made in the event of change of control

Compensation Discussion and Analysis

Compensation Committee Interlocks And Insider Participation

There are no Compensation Committee interlocks involving any members of the Compensation Committee. None of the members of the Compensation Committee during fiscal year 2014 or during fiscal year 2015 has been an officer or employee of the Company and no executive officer of the Company served on the Compensation Committee or board of any company that employed any member of the Compensation Committee or Board of Directors.

How the Compensation Committee made compensation decisions for the 2014 NEOs:

The Compensation Committee retained an independent consultant, Pay Governance LLC (the “Compensation Consultant”) in 2014 as an advisor for NEO compensation. The Compensation Consultant provided objective expert analyses, assessments, research and recommendations for executive compensation programs, incentives, perquisites, and compensation standards as well as analysis of material prepared by Exelis for the Compensation Committee review. The Compensation Consultant also provided base salary, annual incentive targets and long-term incentive targets for a group of peer companies (the “Exelis Compensation Peer Group”) to be used as a reference.

Independent Compensation Consultant:

The services performed by the independent Compensation Consultant were for and at the direction of the Compensation Committee. The Compensation Committee is directly responsible for the appointment, compensation, and oversight of the Compensation Consultant.

In connection with the engagement of the Compensation Consultant, the Compensation Committee considered various factors bearing on the independence of the Compensation Consultant, including, but not limited to, the following:

•	Provision of other services to Exelis by the Compensation Consultant;

•	Relationships of the Compensation Consultant with members of the Compensation and Personnel Committee, including business and personal relationships;

•	Relationships of the Compensation Consultant with executive officers of Exelis, including business and personal relationships;

•	Stock ownership of Exelis by the Compensation Consultant; and

•	The amount of fees received by the Compensation Consultant.

The Compensation Committee affirmatively determined the Compensation Consultant was independent and has no conflicts of interest with the Company or the Board of Directors.

In 2014, the Compensation Consultant also acted as an advisor to the Nominating and Governance Committee in connection with Director compensation. In 2014, Exelis’ human resources, finance and legal departments supported the work of the Compensation Committee, provided information, answered questions and responded to requests from the Compensation Consultant.

The Exelis Compensation Peer Group is described below. The Compensation Committee considered this competitive market data in addition to recommendations from Exelis’ Chief Executive Officer and Senior Vice President, Chief Human Resources Officer in determining executive compensation. The Compensation Committee delegated to the Senior Vice President, Chief Human Resources Officer responsibility for administering the executive compensation program.

Exelis Compensation Peer Group:

The Exelis Compensation Peer Group for compensation comparison consists of select Aerospace / Defense companies with annual revenues greater than $1 billion that were available in the Towers Watson compensation survey database. The Compensation Committee considers these companies as being most representative of the companies which comprise the marketplace in which Exelis competes for business talent. Data from these companies were adjusted, using a regression analysis, to reflect Exelis’ annual revenue. Data reviewed included competitive market information for each compensation component and total compensation.

The 2014 Exelis Compensation Peer Group consists of:

•	Alliant Techsystems Inc.

•	BAE Systems plc

•	The Boeing Company

•	Curtiss-Wright Corporation

•	General Dynamics Corporation

•	General Atomics

•	Hexcel Corporation

•	Honeywell International Inc.

•	Huntington Ingalls Industries, Inc.

•	L-3 Communications Holdings, Inc.
•	Lockheed Martin Corporation

•	Northrop Grumman Corporation

•	Rockwell Collins, Inc.

•	Rolls-Royce

•	SAIC, Inc.1 / Leidos

•	Space Systems / Loral, Inc.

•	Spirit AeroSystems Holdings, Inc.

•	Textron Inc.

•	United Technologies Corporation

[1]	In September 2013 SAIC, Inc. spun off its technical, engineering and enterprise information technology services business which was named Science Applications International Corporation (“SAIC”) and renamed itself Leidos. Exelis will continue to use Leidos as part of its compensation peer group.

Annual Compensation Committee Process for Determining CEO and NEO Compensation:

Goals and Objectives Approved	Mid-year performance assessment	Year-end Performance Preliminary Review	Actions Based on Performance
First Quarter (ending March 31, 2014)	Third Quarter (ending September 30, 2014)	Fourth Quarter (ending December 31, 2014)	First Quarter 2015 (ending March 31, 2015)

• CEO Goals and Objectives	• Review progress toward goals	• Performance Review for CEO and NEOs	• Approve Salaries for 2015

• Annual Incentive Performance Goals			• Certify performance goal results, as applicable, for RSU, Options, TSR awards

• Approve AIP payout for prior year

Exelis Compensation Cycle:

The Compensation Committee reviews compensation in detail during the first quarter of every year. This review includes:

•	Annual performance reviews for the prior year,

•	Base salary merit increases — normally provided in March,

•	AIP target awards, and

•	Long-term incentive target awards (including stock options, restricted stock units and TSR awards).

The actual award date of stock options, restricted stock units and target TSR awards is determined on the date the Compensation Committee approves these awards, which is typically the March meeting of the Compensation Committee. (Meeting dates for the following year’s regular Exelis Board and Committee meetings are scheduled during the prior year.) Target TSR awards reflect a three-year performance period starting on January 1 of the year in which the Compensation Committee approves the award. Participants in the Long-Term Incentive Award Program receive notification of their award as soon as reasonably practical after the grant date. The Compensation Committee reviewed and assessed the performance of the NEOs during 2014. The Compensation Committee will continue to review and assess the performance of the Chief Executive Officer and all senior executives and authorize compensation actions it believes are appropriate and commensurate with relevant competitive data and the approved compensation program.

Qualitative Considerations:

The Compensation Committee considered individual performance, including consideration of the following qualitative performance factors, in addition to the quantitative measures discussed in this Compensation Discussion and Analysis. While there is no formal weighting of qualitative factors, the following factors were considered in making compensation decisions:

Consideration	Objective
Portfolio Repositioning	Rationalize business around core, attractive market segments
Differentiated Organic Growth	Align strategies and resources around attractive portfolio positions
Strategic Execution	Outperform market expectations
Cultural Transformation	Optimize organization around Exelis Vision and Values

Compensation Objectives, Principles and Approaches:

The compensation program objectives, principles and approaches reflect Exelis business needs and strategy. The following sections provide more detailed information about the Exelis compensation program.

Objective	General Principle	Specific Approach
Attract and retain well-rounded, capable leaders.	Design an executive compensation program to attract and retain high performing executives.	Target total direct compensation at the competitive median of the Exelis Compensation Peer Group adjusted for revenue size.

Align at-risk compensation with business performance.	The measures of performance in our compensation programs must be aligned with measures key to the success of our businesses. If our businesses succeed, our shareholders will benefit.	Provide annual and long-term incentive opportunity based on business performance to drive shareholder value.

Align at-risk compensation with levels of executive responsibility.	As executives advance in the Company, the leverage of at-risk pay relative to fixed pay increases.	Structure NEO compensation so that a substantial portion of compensation is at risk for executives with greater levels of responsibility.

Primary Compensation Components:

NEO Compensation	=	Base Salary	+	Annual Incentive	+	Long-Term Incentives

1.	Salary — Base salary comprises the smallest component of total direct compensation, reflecting the Compensation Committee’s commitment to aligning NEO compensation with Exelis performance. Salary is not a risk-based element of compensation.

2.	Annual Incentive Plan Awards (AIP) — AIP payouts are based on annual performance against approved objective corporate financial goals. AIP payouts are not guaranteed. Annual performance must meet minimum performance levels for a payout to be earned.

3.	Long-Term Incentive Awards — Restricted Stock Units, Non-qualified Stock Options and TSR awards comprise the Long-Term Incentive Awards. Equity awards align NEO compensation with shareholder value and are the largest component of NEO compensation. The TSR awards measures Company stock price performance relative to a peer group of companies (the Exelis TSR Performance Index discussed herein) over a three-year period. Performance below the 25th percentile results in zero payout.

NEO Compensation Comparisons:

Annual base salary, annual incentive targets and long-term incentive targets for Exelis’ NEO positions were compared with those of similar positions in the Exelis Compensation Peer Group. This information was used to provide the market median dollar value for annual base salary, annual incentives and long-term incentives. Compensation levels that are approximately 10% above or below the market median dollar value are considered to be within the market median range. The Compensation Committee considers a position’s strategic value, Exelis’ objectives and strategies and individual experience and performance in the position when making comparative decisions. The Compensation Committee could, but was not required to, consider prior year’s compensation, including short-term or long-term incentive payouts, restricted stock unit vesting or option exercises in compensation decisions for the named executive officers.

NEO Compensation — Percentage of Median:

The following chart sets out the 2014 annual base salary, annual incentive target, long-term incentive target and the total compensation for each NEO relative to the market median dollar value. For Messrs. Melcher and Milligan and Ms. Davidson, the compensation components and overall compensation reflect the relatively short tenure of each individual in their current corporate positions. In 2014, none of our NEOs received a salary increase.

Individual Executive Positions — Percentage of Median

Named Executive Officer	2014 Annual Base Salary ($)	2014 Annual Base Salary as Percentage of the Aerospace/Defense Median Dollar Value	Target 2014 Annual Incentive Award	Target 2014 Annual Incentive Award as Percentage of Aerospace/Defense Median Dollar Value	2014 Long- Term Incentive Award ($)	2014 Long-Term Incentive Award as Percentage of Aerospace/Defense Median Dollar Value	Anticipated Total Annual Compensation as Percentage of Aerospace/Defense Median
David F. Melcher, Chief Executive Officer and President	930,000	93.0%	110% of Annual Base Salary	83.7% (Below median range)	4,000,000	110.2%	101.0%

Peter J. Milligan, Senior Vice President, Chief Financial Officer	481,800	82.6% (Below median range)	85% of Annual Base Salary	105.6%	1,050,000	84.2% (Below median range)	84.7% (Below median range)

Ann D. Davidson, Senior Vice President, Chief Legal Officer and Corporate Secretary	410,000	87.4% (Below median range)	65% of Annual Base Salary	86.5% (Below median range)	685,000	107.4%	92.3%

Christopher D. Young Executive Vice President, and President and General Manager of Geospatial Systems	389,600	106.4%	65% of Annual Base Salary	107.1%	570,000	104.8%	108.1%

A. John Procopio, Senior Vice President, Chief Human Resources Officer	368,500	101.2%	65% of Annual Base Salary	96.0%	530,000	146.4%	116.5%

The following sections, including information supplied in tabular form, provide information about principles and approaches with respect to Base Salary, the AIP and long-term incentive target awards for Exelis. The Compensation Committee developed programs for our Base Salary, AIP and long-term incentive target awards, reflecting what the Compensation Committee considered appropriate measures, goals, and targets based on our competitive marketplace.

BASE SALARY

General Principle	Specific Approach
A competitive salary provides a necessary element of stability.	Salary levels reflect comparable competitive market levels among a peer group of Aerospace/Defense companies, adjusted by revenue size, as provided by the Compensation Consultant. Data was adjusted using regression analysis to reflect Exelis’ size. Salary levels are reviewed annually.

Base salary should recognize individual performance, market value of a position, and the incumbent’s tenure, experience, responsibilities, contribution to Exelis and growth in his or her role. Mr. Melcher declined a salary increase for the 2014 year in light of challenging conditions in the marketplace and the change in the company structure with the spin-off of the Mission Systems business.	Merit increases are based on overall performance and relative competitive market position.

ANNUAL INCENTIVE PLAN (AIP)

AIP Payment = Annual Base Salary x Target AIP Percent x Approved Performance Factor Subject to Compensation Committee Approval

Overview of the AIP

General Principle	Specific Approach

The AIP target award for NEOs recognizes contributions to the year’s results and is determined by performance against specific corporate financial metrics, as well as qualitative factors, as described in more detail in “Compensation Discussion and Analysis — Our Executive Compensation Program — Qualitative Considerations.”

AIP target awards are structured to achieve competitive compensation levels when targeted performance results are achieved. Objective formulas are used to establish potential AIP performance awards.

The AIP incorporates metrics critical to achieving optimal operating performance.

The AIP provides for a cash payment to participating executives established as a target percentage of base salary. AIP target awards are set with reference to the median of competitive practice based on the Exelis Compensation Peer Group. The Compensation Committee may approve negative discretionary adjustments with respect to NEOs.

AIP awards to NEOs are made under the Exelis Inc. Annual Incentive Plan for Executive Officers, which first became effective as of October 31, 2011 following the spin-off of Exelis from ITT. The Exelis Inc. Annual Incentive Plan for Executive Officers was subsequently approved by Exelis shareholders on May 8, 2013. 2014 target AIP awards for NEOs were approved by our Compensation Committee in March 2014 under the Exelis Inc. Annual Incentive Plan for Executive Officers.

2014 Performance Metrics

To focus the businesses on the operating performance of the enterprise, 2014 internal performance metric attainment and payout design emphasized corporate performance. The Compensation Committee determined that the metrics noted below would be most closely predictive of optimal operating performance in 2014.

Earnings Per Share: Earnings per share measures the return per outstanding diluted common share. This provides a way to align executive compensation with shareholder value creation.

Revenue: Revenue reflects Exelis’ emphasis on growth. Revenue is defined as reported GAAP revenue excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures.

Operating Cash Flow: Operating cash flow reflects Exelis’ emphasis on cash flow generation. For purposes of AIP, Operating Cash Flow is GAAP net cash flow from operating activities, less capital expenditures plus interest, cash taxes and other expense (income), and adjusted for other non-cash special items.

Return on Invested Capital: ROIC measures Exelis’ ability to profitably invest available capital. ROIC = Operating Income ÷ Five Point Average Invested Capital. Invested Capital is defined as: Total Assets – Pension Related Deferred Tax Assets – Non-Interest Bearing Current Liabilities. The Five Point Average describes the year-end invested capital position as well as the invested capital position for each of the preceding four quarters.

2014 Internal Performance Metrics

2014 Metrics	Percentage Weight
Earnings per Share	30%
Revenue	30%
Operating Cash Flow	20%
Return on Invested Capital	20%

2014 Internal Performance Metrics and Payout Design

Exelis pays for AIP performance that clearly demonstrates achievement of plan goals. Exelis establishes strong incentives for revenue and earnings per share performance and sets aggressive goals for operating cash flow and ROIC metrics. In order to achieve an AIP payout, each metric must meet a certain threshold for that component to be considered in the calculation. For example, revenue performance below the 90% revenue target would result in the revenue metric being reflected as zero in the AIP calculation. In 2014, each performance component of the AIP and the overall AIP award was capped at 200%. Results between points were interpolated.

	2014 Metric Attainment and Payout Design
	Revenue and Earnings per Share			ROIC			Operating Cash Flow
Performance Percentage of Target	90%	100%	108%	85%	100%	116%	80%	100%	116%
Payout Percentage of Target	50%	100%	200%	50%	100%	200%	50%	100%	200%

2014 AIP Performance Targets and Performance

The Compensation Committee, after considering management recommendations, established 2014 AIP performance targets for the NEOs based on the applicable performance metrics and Exelis’ approved annual operating plan, taking into consideration Exelis’ aspirational business goals. Successful attainment of both qualitative factors and quantitative factors (described in “Compensation Discussion and Analysis — Our Executive Compensation Program — Qualitative Considerations” and “Compensation Discussion and Analysis — 2014 Internal Performance Metric Attainment and Payout Design”) are achievable only if the enterprise and the individual NEOs perform at levels established by the Compensation Committee. As permitted by the AIP, the Compensation Committee may exclude the impact of acquisitions, dispositions and other special items in computing the AIP payout.

2014 AIP Awards Paid in 2015

On February 18, 2015, the 2014 AIP awards for Messrs. Milligan, Young and Procopio and Ms. Davidson were reviewed and approved by Mr. Melcher in his role as Chief Executive Officer and President of Exelis and 2014 AIP awards for all NEOs, including Mr. Melcher, were reviewed and approved by the Compensation Committee. 2014 AIP Awards for NEOs are included in the Summary Compensation Table below in the “Non-Equity Incentive Plan Compensation” column. The Compensation Committee excluded the impact of acquisitions, dispositions and other special items in computing AIP performance relating to AIP targets. The performance and payout percentages for each component of the AIP were as follows:

Metric (all $ amounts in millions Except for EPS and ROIC)	Performance Target at 100% Payment and Weighting		2014 Performance	Performance Percentage of Target	Payout Percentage of Target	Weighted Attainment
Earnings Per Share	$1.21	30%	$1.23	101.5%	102.5%	30.8%
Revenue	$3,300	30%	$3271.6	99.2%	98.6%	29.6%
Operating Cash Flow	$401	20%	$368.2	91.8%	85.5%	17.1%
Return on Invested Capital	12.8%	20%	12.7%	99.2%	99.2%	19.8%

The following table illustrates the calculation of the 2014 AIP Awards paid in 2015. (Sum of Components may differ from Actual Award amounts due to rounding.)

Named Executive Officer	Base Salary $ (a)	Annual Incentive Target as a Percentage of Base Salary (b)	Earnings Per Share Percentage Achieved	Revenue Percentage Achieved	Operating Cash Flow Percentage Achieved	ROIC Percentage Achieved	Total Performance Percentage Achieved (c)	Actual AIP 2014 Awards (a) *(b) *(c) ($)
David F. Melcher	930,000	110%	101.5%	99.2%	91.8%	99.2%	97.5%	997,400
Peter J. Milligan	481,800	85%	101.5%	99.2%	91.8%	99.2%	97.5%	399,300
Ann D. Davidson	410,000	65%	101.5%	99.2%	91.8%	99.2%	97.5%	259,800
Christopher D. Young	389,600	65%	101.5%	99.2%	91.8%	99.2%	97.5%	246,900
A. John Procopio	368,500	65%	101.5%	99.2%	91.8%	99.2%	97.5%	233,500

Long-Term Incentive Awards Program:

The Exelis long-term incentive award for senior executives has three components, each of which directly ties long-term compensation to long-term value creation and shareholder return. The 2014 long-term incentive program awards were allocated as follows:

2014 Named Executive Officers

Long-Term Incentive Mix

The 2014 awards were granted on March 6, 2014. A valuation based on the March 6, 2014 grant date was used to determine the number of options and restricted stock units to be granted pursuant to this allocation. The number of options to be granted was based on the Black-Scholes value on the March 6, 2014 grant date. The number of restricted stock units to be granted was based on the closing price of Exelis stock on the grant date. TSR awards represented 40% of the total target long-term award.

The Compensation Committee determined to adjust the long-term incentive mix for named executive officers to reduce the percentage of non-qualified options from previous years. Further, restricted stock units awarded in 2014 will vest in one-third annual installments on the anniversary of the grant date. The restricted stock units would vest in full upon an acceleration event. These adjustments reflect current competitive market trends in the Exelis Compensation Peer Group. The Compensation Committee considers the Compensation Consultant’s review and assessment of current competitive practice, as well as individual performance, in determining the individual’s total target award.

Restrictive Covenants for Exelis Long-Term Incentive Awards: Starting in 2012, the Compensation Committee approved modifications to the restricted stock unit, non-qualified stock option and TSR award terms and conditions upon termination of employment by the participant.

•	Non-solicitation: In order for the participant to receive an award the participant must accept the terms and conditions, including a restrictive covenant which provides that the participant will not, within the restricted period, influence or attempt to influence Exelis customers for the purpose of soliciting business or Exelis employees for the purposes of hiring such employees for a period of one year following termination.

•	Non-competition: In order for the participants who have attained age 60 having completed five years of service, to receive continued vesting of awards following retirement, the participant must accept the terms of a non-competition agreement for a term consistent with the award with respect to continued vesting. If the participant does not accept the terms of the non-competition agreement, the awards will be subject to standard pro-rata vesting upon termination due to retirement.

Breach of either the non-solicitation or non-competition provisions will result in forfeiture of the award, or if the participant has disposed of all or any portion of the award prior to the date of such forfeiture, recovery of an amount equal to the aggregate after-tax proceeds.

Restricted Stock Unit Component

Grants of restricted stock units provide NEOs with stock ownership of unrestricted shares after the restriction lapses. NEOs received restricted stock unit awards because, in the judgment of the Compensation Committee and based on management recommendations, these individuals were in positions most likely to assist in the achievement of Exelis’ long-term value creation goals and to create shareholder value over time. The Compensation Committee reviewed all proposed awards of restricted stock units for NEOs prior to grant, including awards based on performance, retention-based awards and awards contemplated for new executive employees as part of employment offers.

Key elements of the 2014 restricted stock unit award program were:

•	Restricted stock units provide the same economic risk or reward as restricted stock, but recipients do not have voting rights and do not receive cash dividends during the restriction period. Dividend equivalents are accrued and paid in cash upon vesting of the restricted stock units. Vested restricted stock units are generally settled in shares.

•	Restricted stock units are generally subject to a ratable three-year restriction period. In certain cases, such as for new hires or to facilitate retention, selected employees may receive restricted stock units subject to different vesting terms. Restricted stock units may not be sold, assigned, pledged, exchanged, transferred, hypothecated or encumbered, other than to the Company as a result of forfeiture.

•	If an acceleration event occurs (as described in “Compensation Tables — Change of Control Arrangements”), restricted stock units vest in full.

•	If an employee dies or becomes disabled, restricted stock units vest in full.

•	If an employee leaves Exelis prior to vesting either through resignation or termination for cause, restricted stock units are forfeited.

•	If an employee retires or is terminated other than for cause, a pro-rata portion of the restricted stock unit award vests. With respect to termination other than for cause, the pro rata portion includes vesting that reflects the applicable severance period. For 2014, restricted stock unit awards continue to vest for employees who are retirement eligible and agree to the non-competition and non-solicitation covenants described in “Compensation Discussion and Analysis — Restrictive Covenants for Exelis Long-Term Incentive Awards”.

Non-Qualified Stock Options Component

Non-qualified stock options permit optionees to buy Exelis stock in the future at a price equal to the stock’s value on the date the option was granted, which is referred to as the option exercise price. Non-qualified stock option terms were selected after the Compensation Committee’s review and assessment of terms the market and general competitive practice.

For Mr. Melcher, non-qualified stock options granted in 2010 and 2011 prior to the spin-off of Exelis from ITT do not vest until three years after the award date. This delayed vesting is referred to as three-year cliff vesting. Non-qualified stock option awards granted to Mr. Melcher prior to 2010 vest in one-third cumulative annual installments on the anniversary date of the award. Stock options granted to Mr. Melcher on November 11, 2011 and on March 6, 2012 vest in one-third cumulative annual installments on the anniversary date of the award. Stock options awarded to Messrs. Milligan, Young, and Procopio and Ms. Davidson in 2011, 2012, 2013 and 2014 vest in one-third cumulative annual installments on the anniversary date of the award. In 2014, the fair value of stock options granted under the employee stock option program was calculated using a Black-Scholes valuation model.

Key elements of the 2014 non-qualified stock option program were:

•	The option exercise price of stock options awarded was the NYSE closing price of Exelis common stock on the date the award was approved by the Compensation Committee.

•	For options granted to new executives, the option exercise price of approved stock option awards is the closing price on the grant date, generally five days following the first day of employment.

•	Options cannot be exercised prior to vesting.

•	Options awarded in 2014 expire ten years after the grant date, as long as employment is not earlier terminated.

•	If an employee is terminated for cause, vested and unvested portions of the options expire on the date of termination.

•	The ITT 2003 Equity Incentive Plan (the “ITT 2003 Plan”), the Exelis Inc. 2011 Omnibus Incentive Plan (the “2011 Plan”) and the Amended and Restated Exelis Inc. 2011 Omnibus Incentive Plan (the “Amended 2011 Plan”) prohibit, without shareholder approval, the repricing of, or exchange of, stock options and stock appreciation rights that are priced below the prevailing market price with lower-priced stock options or stock appreciation rights. If an acceleration event occurs (as described in “Compensation Tables — Change of Control Arrangements”), the stock option award vests in full.

•	There may be adjustments to the post-employment exercise period of an option grant if an employee’s tenure with Exelis is terminated due to death, disability, retirement or termination by Exelis other than for cause. Any post-employment exercise period, however, cannot exceed the original expiration date of the option. If employment is terminated due to an acceleration event or because the option holder believed in good faith that he or she would be unable to discharge his or her duties effectively after the acceleration event, the option would not expire before the earlier of the date seven months after the acceleration event or the normal expiration date.

The following table provides a summary of some of the main characteristics of restricted stock units and non-qualified stock options.

Restricted Stock or Restricted Stock Units	Non-Qualified Stock Options

A restricted stock unit award is a promise to deliver to the recipient, upon vesting, shares of Exelis stock.	Non-qualified stock options provide the opportunity to purchase Exelis stock at a specified price called the “exercise price” at a future date.

Holders of restricted stock units are not entitled to vote the shares and do not receive cash dividends during the restriction period. Dividend equivalents are paid in cash upon restricted stock unit vesting.	Stock option holders do not receive dividends on shares underlying options and cannot vote their shares.

Restricted stock and restricted stock units have intrinsic value on the day the award is received and retain some realizable value even if the stock price declines during the restriction period, so each provides strong employee retention value.	Non-qualified stock options increase focus on activities primarily related to absolute stock price appreciation. If the value of Exelis stock increases and the optionee exercises his or her option to buy at the exercise price, the optionee receives a gain in value equal to the difference between the option exercise price and the price of the stock on the exercise date. If the value of Exelis stock fails to increase or declines, the stock option has no realizable value. Stock options may provide less retention value than restricted stock units since stock options have realizable value only if the stock price appreciates over the option exercise price before the options expire.

TSR Award Component

Feature	Implementation
TSR awards reward comparative stock price appreciation relative to that of the TSR Performance Index described on under “Compensation Discussion and Analysis — 2014 TSR Performance Index”.	The Compensation Committee, at its discretion, determines the size and frequency of target TSR awards, performance measures and performance goals, in addition to performance periods. In determining the size of target TSR awards for executives, the Compensation Committee considers comparative data provided by the Compensation Consultant.

Three-year performance period	A three-year TSR performance period encourages behaviors and performance geared to Exelis long-term goals and, in the view of the Compensation Committee, discourages behaviors that might distract from that focus. The three-year performance period allows sufficient time for focus on long-term goals, mitigates market swings not based on performance and is also somewhat independent of short-term market cycles.

Performance measurement and award frequency	Exelis’ performance for purposes of the TSR awards is measured by ranking Exelis performance against the Exelis TSR Performance Index. Payouts, if any, are based on a non-discretionary formula and interpolated for values between the 25th and 75th percentile of performance. The Compensation Committee felt these breakpoints were properly motivational and rewarded the desired behavior.

TSR awards are expressed as target cash awards and paid in cash	Cash awards reward relative performance while reducing share dilution.

Components of TSR

The Compensation Committee considered the components of a measurable return of value to shareholders, reviewed peer practices and received input from the Compensation Consultant. Based on that review the Compensation Committee determined that the most significant factors to measure return of value to shareholders were:

•    dividend yields,

•    cumulative relative change in stock price, and

•    extraordinary shareholder payouts.

TSR calculation	TSR = the percentage change in value of a shareholder’s investment from the beginning to the end of the performance period, assuming reinvestment of dividends and any other shareholder payouts during the performance period.

2014 TSR awards are weighted as follows:

2014 TSR Performance Index

100%	S&P 1500 Aerospace/Defense Index

For 2014, the Compensation Committee determined to use the S&P 1500 Aerospace/Defense Index as the sole index for the 2015 TSR performance index, because of the reduced number of companies in the concentrated peer group ranking and the changing business dynamics.

Performance Goals and Payments for the TSR Awards

	Exelis Rank	Payout of Target Value
S&P 1500 Aerospace/Defense Index*	Below the 25th percentile	0%
	25th percentile or above	50%
	50th percentile or above	100%
	75th percentile or above	200%

*	Payouts for the S&P 1500 Aerospace / Defense Index are interpolated for intermediate percentiles.

Amount of target TSR awards. Exelis target TSR awards provided to NEOs are generally based on a participant’s position, competitive market data, individual performance and anticipated potential contributions to Exelis long-term goals. The Compensation Committee considered individual performance and competitive market data in determining individual target TSR awards.

Key elements of 2014 TSR awards include:

•	If a participant’s employment terminates before the end of the three-year performance period, the award is forfeited except in two cases: (1) if a participant dies or becomes disabled, the TSR award vests in full and payment, if any, is made according to its original terms. Vesting in full in the case of death or disability reflects the inability of the participant to control the triggering event and is consistent with benefit plan provisions related to death and disability; and (2) if a participant retires or is terminated by Exelis other than for cause, a pro-rata payout, if any, is provided based on the number of full months of employment during the measurement period divided by 36 months (the term of the three-year TSR performance period). This pro-rated payout, if any, is provided because it reflects the participant’s service during the pro-rated period. For TSR awards granted in 2014, the remaining portion of the awards are not forfeited if certain non-solicitation and non-competition provisions are met for participants who have attained age 60 having completed five years of service (described in “Compensation Discussion and Analysis — Restrictive Covenants for Exelis Long-Term Incentive Awards”). To receive continued vesting of awards following retirement, the participant must accept the terms of a non-competition agreement for a term consistent with the award term respect to continued vesting. If the participant does not accept the terms of the non-competition agreement, the awards will be subject to standard pro-rata vesting upon termination due to retirement.

•	Exelis performance for purposes of the TSR awards is measured by comparing the average stock price over the trading days in the month of December immediately prior to the start of the TSR three-year performance period to the average stock price over the trading days in the last month of the three-year cycle, including adjustments for dividends and extraordinary payments.

•	Payment, if any, of cash awards generally is made following the end of the applicable three-year performance period and will be based on Exelis performance measured against the total shareholder return performance of the Exelis TSR Performance Index.

•	Subject to the provisions of Section 409A of the Internal Revenue Code, which is referred to as the “Code,” in the event of a change of control (described in “Compensation Tables — Change of Control Arrangements”), a pro rata portion of outstanding awards would be paid based on actual performance through the date of the change of control and the balance of the award would be paid at target (100%) within 30 days following the change in control. There could be up to three outstanding TSR awards at any time.

•	Performance goals for the applicable TSR performance period were established in writing no later than 90 days after the beginning of the applicable performance period.

2014 Long Term Incentive Awards:

The following table describes the 2014 long-term incentive awards for the NEOs, as determined by the Compensation Committee on March 6, 2014.

Named Executive Officer	TSR Award (Target - Potential Cash Award) ($)	Non-Qualified Stock Option Award (# of Options)(1)	Restricted Stock Unit Awards(1) (# of Units)
David F. Melcher	1,600,000	169,849	83,497
Peter J. Milligan	420,000	44,585	21,917
Ann D. Davidson	274,000	29,086	14,298
Christopher D. Young	228,000	24,203	11,898
A. John Procopio	212,000	22,504	11,063

(1)	The number of options and units represent the non-converted amounts prior to the spin-off of Vectrus, Inc. from Exelis.

Salaried Investment and Savings Plans and Salaried Retirement Plan:

The Exelis Salaried Investment and Savings Plan (the “ISP”) and the ITT Salaried Retirement Plan, a qualified defined benefit pension plan, renamed the Exelis Salaried Retirement Plan (the “SRP”), were transferred to Exelis in connection with the spin-off of Exelis from ITT. Employees are vested under the SRP after three years of eligibility service.

Effective January 1, 2012 (the “effective date”), the Compensation Committee adopted and implemented modifications to the ISP and the SRP. On that date, all current, eligible U.S. Exelis employees, including the NEOs, had a one-time opportunity to choose participation in the ISP or the SRP. Employees who chose the ISP stopped accruing benefits under the SRP on the effective date. Employees who chose the SRP alternative will not receive any further employer matching or base contributions under the ISP, but they may continue to make their own contributions under the ISP. The SRP is described in detail in the narrative to the Pension Benefits in “Compensation Tables — Pension Benefits” and in the Pension Benefits table. For those employees who chose the ISP, Exelis will continue to credit the employee’s ISP account each pay period throughout the year with a base contribution, regardless of whether the employee makes individual contributions. Effective January 1, 2012, the new base contribution will be based on the following formula:

•	2% of eligible pay if an employee is less than 35 years of age;

•	3% of eligible pay if an employee is at least 35 years of age but less than 45 years of age; and

•	4% of eligible pay if an employee is 45 years of age or older.

In addition, an employee receives a dollar-for-dollar match (100%) on the first 1% of eligible pay contributed by the employee into the ISP and a 50% match on the next 5% of eligible pay contributed into the ISP. An employee will be vested immediately in all individual and company contributions under the ISP. As of the January 1, 2012, contributions to the ISP automatically increased to 6% of eligible pay if an employee is saving less than 6% as of January 1, 2012 or not saving at all. By contributing 6% of eligible pay, an employee will receive the maximum employer matching contribution.

Under the Exelis SRP, employees will continue to earn a pension plan benefit, but only under the Traditional Pension Plan (“TPP”) formula; the Pension Equity Plan (“PEP”) formula will be discontinued as of January 1, 2012.

However, under the PEP formula, any benefit amount employees have accrued under the PEP formula will be credited with interest under the PEP formula. The PEP interest rate will be the greater of the 10-year Treasury bond as of December 31 of the prior year or 3.25%. When an employee leaves Exelis, at any age, the employee receives the PEP amount accrued, if vested. The TPP formula and PEP formula are described herein.

On May 29, 2013, the Exelis Compensation Committee approved amendments to the SRP effective December 31, 2016, to freeze all benefit accruals for all persons entitled to benefits under the SRP by freezing the accrual of “Benefit Service” and the crediting of “Compensation,” as such terms are defined in the SRP, as of December 31, 2016. As a result, final average pay formulas will not reflect future compensation increases or benefit service after December 31, 2016. Eligibility service will continue to accrue for all persons entitled to benefits under the SRP.

Excess Savings Plan:

Federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts ($260,000 in 2014) to the ISP. Accordingly, Exelis established and maintains a non-qualified, unfunded Exelis Excess Savings Plan to provide key employees an opportunity to earn benefits in excess of the benefits that may be earned under tax-qualified ISP. This plan is discussed in more detail in the narrative to the “Nonqualified Deferred Compensation” table describe in “Compensation Tables — Nonqualified Deferred Compensation”.

Excess Pension Plans:

The four excess pension plans, together with all associated assets and liabilities, were transferred to Exelis and renamed the Exelis Excess Pension Plans (collectively the “Excess Pension Plans”). Following the spin-off of Exelis from ITT, Exelis employees who elected to participate in the SRP continued to accrue benefits under the Excess Pension Plans. Benefits under the Excess Pension Plans were frozen, as of the January 1, 2012, for Exelis employees who did not elect to continue participation in the SRP. In the event of a change of control, any excess plan benefits would be immediately payable, subject to any applicable restrictions under Section 409A of the Code with respect to form and timing of payments, and would be paid in a single discounted sum. The single-sum payment provision provided executives the earliest possible access to the funds in the event of a change of control, which avoids leaving unfunded pension payments in the hands of the acquirer.

On May 29, 2013, the Exelis Compensation Committee approved amendments similar to the SRP described above for the Excess Pension Plans, each a non-qualified defined benefit pension plan. The amendments will freeze all further benefit accruals under the Excess Pension Plans as of December 31, 2016 for all persons entitled to benefits thereunder. As a result, final average pay formulas in the Excess Pension Plans will not reflect future compensation increases or benefit service after December 31, 2016. Eligibility service will continue to accrue for all persons entitled to benefits under the Excess Pension Plans.

Deferred Compensation Plans:

Exelis adopted the Exelis Deferred Compensation Plan, which is described in more detail in “Compensation Tables — Nonqualified Deferred Compensation.” Under the Exelis Deferred Compensation Plan, an executive has an opportunity to defer receipt of an amount of any AIP payments he or she earns, subject to limits set by the Exelis Administrative Committee. The amount of deferred compensation ultimately received reflects the performance of benchmark investment funds made available under the Exelis Deferred Compensation Plan as selected by the executive. Participants in the Exelis Deferred Compensation Plan may elect a fund that tracks the performance of Exelis common stock.

Severance Plan Arrangements:

Exelis maintains two severance plans for its senior executives — the Senior Executive Severance Pay Plan and the Special Senior Executive Severance Pay Plan. The Senior Executive Severance Pay Plan provides a period of transition for senior executives who are U.S. citizens or who are employed in the U.S. if Exelis terminates a senior executive’s employment without cause. The Special Senior Executive Severance Pay Plan’s purpose is to provide compensation in the case of termination of employment in connection with an acceleration event (defined in “Payments Upon Termination or Change in Control”) including a change of control. These Severance Plan Arrangements are described in more detail “Compensation Tables — Potential Post-Employment Compensation”. The Senior Executive Severance Pay Plan and Special Senior Executive Severance Pay Plan were reviewed and approved by the Compensation Committee. The severance plans apply to Exelis key employees as defined by Section 409A of the Code. The Exelis severance plan arrangements were not considered in determining other elements of compensation. Messrs. Milligan, Young, and Procopio and Ms. Davidson are covered under the Senior Executive Severance Pay Plan and are covered at the higher level of benefits under the Special Senior Executive Severance Pay Plan. Mr. Melcher is covered under the Melcher Employment Letter and the Special Senior Executive Severance Pay Plan.

Change of Control Arrangements:

As described more fully in “Compensation Tables — Change of Control Arrangements,” many of Exelis’ short-term and long-term incentive plans, severance arrangements and nonqualified deferred compensation plans provide additional or accelerated benefits upon a change of control. Generally, these change of control provisions were intended to put the executive in the same position he or she would have been in had the change of control not occurred. The changes of control provisions allow executives to focus on preserving value for shareholders when evaluating situations that, without change of control provisions, could be personally adverse to the executive. See “Compensation Tables — Change of Control Arrangements” for a discussion of the impact of change of control arrangements with respect to equity and TSR awards.

On November 2, 2011, Exelis established a grantor trust (“Rabbi Trust”) for the purpose of assisting Exelis with the payment of certain nonqualified deferred compensation obligations in the event of a change in control of Exelis. Exelis made a nominal contribution to establish the Rabbi Trust and, under the terms of the trust agreement, Exelis is obligated to contribute an amount equal to 110% of the Exelis’ obligations under eight nonqualified deferred compensation plans, including the excess pension, excess savings, deferred compensation and special senior executive severance pay plans described above, at the time of an “Acceleration Event,” as defined in such plans and the Rabbi Trust.

Employee Benefits and Perquisites:

Employee Benefits

Executives participate in Exelis’ broad-based employee benefits program. The program includes 1) either a pension program or an investment and savings plan which includes before-tax and after-tax savings features, 2) group medical and dental coverage, 3) group life insurance and 4) group accidental death and dismemberment insurance. Other benefit plans in which the NEOs may participate include short- and long-term disability insurance, vision coverage, and flexible spending account plan or a health savings account if enrolled in the corresponding appropriate medical plan.

Certain Perquisites for the NEOs

Exelis provides only those perquisites that it considers to be reasonable and consistent with competitive practice. Such perquisites are not tax-protected. Perquisites (which are described more fully in “Compensation Tables — Summary Compensation Table — All Other Compensation Table” and the related narrative) available for NEOs include a car allowance of up to $1,300 per month and financial and estate planning. The Compensation Committee will continue to review benefits and perquisites to assure the benefits and perquisites are reasonable and consistent with competitive practice.

Other Considerations and Policies:

Clawback Policy:

In 2011, Exelis, upon the recommendation of the Compensation Committee, adopted a policy that provides for clawback of performance-based compensation if the Board of Directors determines that a senior executive has engaged in fraud or willful misconduct that caused or otherwise contributed to the need for a material restatement of Exelis’ financial results. In such a situation, the Board of Directors of Exelis will review all compensation awarded to or earned by a senior executive on the basis of Exelis’ financial performance during fiscal periods materially affected by the restatement. This includes annual cash incentive and bonus awards and all forms of equity-based compensation. If, in the Board of Directors view, the compensation related to Exelis’ financial performance would have been lower if it had been based on the restated results, the Board of Directors will, to the extent permitted by applicable law, seek recoupment from that senior executive any portion of such compensation as it deems appropriate after review of all relevant facts and circumstances. NEOs of Exelis are covered by this policy.

Equity Grant Policy — Consideration of Material Non-Public Information:

Exelis typically closes the stock trading window for insiders in advance of, and for a period of time immediately following earnings releases and Board and Committee meetings, because Exelis and insiders may be in possession of material non-public information.

The Compensation Committee meeting, at which compensation decisions and awards are typically made, usually occurs during a Board meeting period. Therefore, awards may be made at a time when Exelis is in possession of material non-public information. The Compensation Committee does not consider the possible possession of material non-public information when it determines the number of non-qualified stock options granted, price of options granted or timing of non-qualified stock options granted, number of restricted stock unit awards or TSR awards. Rather, it uses competitive data, individual performance and retention considerations when it grants non-qualified stock options, restricted stock units and TSR awards under the long-term incentive program.

Non-qualified stock option awards and restricted stock unit awards granted to NEOs and restricted stock unit awards granted to Directors are awarded and priced on the same date as the approval date. Exelis may also award restricted stock units and non-qualified stock options in the case of the promotion of an existing employee or hiring of a new employee. Again, these awards may be made at a time when Exelis is in possession of material non-public information related to the promotion or the hiring of a new employee or other matters. Exelis does not time its release of material non-public information for the purpose of affecting the value of executive compensation, and executive compensation decisions are not timed to the release of material non-public information.

Consideration of Tax and Accounting Impacts:

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that Exelis may deduct in any one year with respect to its Chief Executive Officer and the three other highest-paid named executive officers, other than the Chief Financial Officer. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Compensation attributable to awards under Exelis’ AIP and long-term incentive program are generally intended to qualify as performance-based compensation under Section 162(m) of the Code. However, the Compensation Committee may award compensation that does not so qualify. There may be situations in which the prudent use of discretion in determining pay levels would be in the best interests of Exelis and its shareholders and, therefore, desirable. In those situations where discretion is used, awards could be structured in ways that would not permit them to qualify as performance-based compensation under Section 162(m) of the Code. There are uncertainties as to the application of Section 162(m) of the Code. Consequently, it is possible that our deduction may be challenged or disallowed.

Exelis utilizes a best-net provision in its plans to address the golden parachute tax rules under Section 280G and 4999 of the Internal Revenue Code. Under the “best net” provisions, if payments triggered by a change-of-control would be subject to an excise tax, then the payments either (1) would be reduced by the amount needed to avoid triggering the tax, or (2) would not be reduced, depending on which alternative left the executive in the best after-tax position. We also consider Section 409A of the Code when designing and administering our compensation plan agreements and programs, with the intent that they will comply with Section 409A of the Code, or an applicable exemption.

Policy Against Hedging, Speculation in Company Stock, and Insider Trading:

Exelis has a policy that prohibits employees from taking advantage of, disclosing, or using any confidential information for the purpose of personal gain, including buying, selling, or trading in any Exelis security. The Board of Directors has adopted a parallel policy. These policies include prohibitions against hedging, speculation or other investments where the share owner’s economic interest is disassociated from share ownership. Further, Directors and executives annually receive specific instructions which prohibit engaging in certain trading with respect to equity securities of Exelis including short sales and transactions involving puts, calls, and listed and unlisted options (other than exercises of company granted stock options).

Business Risk and Compensation:

In 2014, the Compensation Committee evaluated risk factors associated with the Company’s businesses in determining compensation structure and pay practices. The structure of the Exelis Board of Directors and Committees facilitated this evaluation and determination. During 2014, the Non-executive Chair of the Board was a member of the Audit and Compensation Committees. This dual Committee membership provided insight into Exelis’ business risks and afforded the Compensation Committee access to information necessary to consider the impact of business risks on compensation structure and pay practices. Further, overall enterprise risk was considered and discussed at Board meetings, providing additional important information to the Compensation Committee. Compensation across the enterprise is structured so that unnecessary or excessive risk-taking behavior is discouraged. Total compensation for senior officers is heavily weighted toward long-term compensation consistent with the Exelis compensation philosophy. This focus on long-term compensation discourages behaviors that encourage short-term risks. The Chief Executive Officer and President attends the Compensation Committee meetings and the Senior Vice President and Chief Financial Officer attends those portions of the Compensation Committee meetings at which plan features and design configurations for the annual and long-term incentive plans are considered and approved. The Compensation Committee determined that the compensation structure did not create risks that would have a material adverse effect on the company. The following table summarizes 2014 Exelis compensation components or policies and relevant risk mitigation factors:

Risk Assessment Across the Enterprise

Exelis Compensation Component or Policy	Risk Mitigation Factor
Salary	Based on market rates. Provides stability and minimizes risk-taking incentives.

Annual Incentive Plan

AIP design emphasizes overall performance.

AIP components focus on metrics that encourage operating performance and earnings per share appreciation.

AIP design is tailored to meet unique business considerations for the Corporate and Division levels.

Individual AIP components and total AIP awards are capped.

Long-Term Incentive Awards • Restricted Stock Units	Restricted stock units generally vest in one-third annual installments on the first, second and third anniversary of the grant date.

• Stock Options	Stock options vest in one-third annual installments on the first, second and third anniversary of the grant date.

• Total Shareholder Return Awards	TSR awards are based on three-year relative stock price performance and encourage behaviors focused on long-term goals, while discouraging behaviors focused on short-term risks.

Perquisites	Limited perquisites are based on competitive market data. Perquisites are not tax-protected.

Severance and Pension benefits	Severance and pension benefits are in line with competitive market data.

Clawback Policy	Provides mechanism for senior executive compensation recapture in certain situations involving fraud or willful misconduct.

Officer Share Ownership Guidelines	Exelis officers are required to own Exelis shares or share equivalents up to 5x base salary, depending on the level of the officer. Share ownership guidelines align executive and shareholder interests.

Prohibition Against Speculation in Exelis Securities	Exelis policy prohibits speculative trading in and out of Exelis securities, including prohibitions on hedging, short sales and leverage transactions, such as puts, calls, and listed and unlisted options.

Compensation Committee Report

The following Report of the Compensation and Personnel Committee should not be deemed filed or incorporated by reference into any other previous or future filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation and Personnel Committee of the Board of Directors (the “Compensation Committee”) approves and oversees administration of the Company’s executive compensation program and senior leadership development and continuity programs. The Compensation Committee’s primary objective is to establish a competitive executive compensation program that clearly links executive compensation to business performance and shareholder return. The Compensation Committee considers appropriate risk factors in structuring compensation to discourage unnecessary or excessive risk-taking behaviors and encourage long-term value creation.

Recommendation Regarding Compensation Discussion and Analysis

In performing its oversight function during 2014 with regard to the Compensation Discussion and Analysis prepared by management, the Compensation Committee relied on statements and information prepared by the Company’s management. It also relied on information provided by Pay Governance, LLC, the independent compensation consultant to the Compensation Committee. The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This report is furnished by the members of the 2014 Exelis Compensation and Personnel Committee.

Paul J. Kern, Chair

Ralph F. Hake

Mark L. Reuss

R. David Yost

Compensation Tables

Summary Compensation Table

The following table summarizes the compensation of our NEOs in 2014. The information reflects compensation earned by our NEOs from ITT prior to our spin-off from ITT and from us after the spin-off.

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($) (b)	Option Awards ($) (c)	Non-equity Incentive Plan Compensation ($) (d)	Change in Pension Value and Deferred Compensation Earnings ($) (e)	All Other Compensation ($) (f)	Total ($)
David F. Melcher Chief Executive Officer and President	2014	912,115	511,500	3,200,000	800,000	997,400	796,302	32,907	7,250,224
	2013	930,000	—	2,400,002	1,600,001	1,242,900	286,929	32,442	6,492,274
	2012	930,000	—	2,280,000	1,520,000	1,023,000	304,559	34,734	6,092,293

Peter J. Milligan Senior Vice President, Chief Financial Officer	2014	472,535	204,800	840,000	210,000	399,300	21,088	86,940	2,234,663
	2013	479,531	—	594,004	395,999	468,300	2,195	83,359	2,023,388
	2012	470,000	—	564,000	376,000	413,600	5,673	90,554	1,919,827

Ann D. Davidson Senior Vice President, Chief Legal Officer & Corporate Secretary	2014	402,115	133,300	548,000	137,000	259,800	331,015	27,561	1,838,791
	2013	408,077	—	390,003	260,000	323,800	107,940	21,091	1,510,911
	2012	396,514	—	372,000	248,000	286,000	61,681	27,342	1,391,537

Christopher D. Young, Executive Vice President and President of Geospatial Systems	2014	339,308	—	456,000	114,000	246,900	1,279,898	16,754	2,452,860
	2013	387,773	—	342,005	228,001	276,900	30,866	16,533	1,282,078
	2012	380,100	—	342,000	228,000	271,800	810,001	29,314	2,061,215

A. John Procopio Senior Vice President, Chief Human Resources Officer	2014	361,414	119,800	424,000	106,000	233,500	1,105,824	33,224	2,383,762
	2013	362,058	—	551,193	200,799	291,000	198,010	33,075	1,636,135
	—	—	—	—	—	—	—	—	—

(a)	Amounts in the Bonus column represent special one-time cash awards in recognition of the additional work and responsibilities required to facilitate the successful completion of the spin-off of Vectrus, Inc.
(b)	Amounts in the Stock Awards column include the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for target TSR award units and restricted stock units. The TSR is considered a liability plan under the provisions of FASB ASC Topic 718. A discussion of restricted stock units, restricted stock, TSR and assumptions used in calculating these values may be found in Note 14 to the financial statements in this Annual Report on Form 10-K. The target TSR values for the 2014-2016 performance period for Messrs. Melcher, Milligan, Young and Procopio and Ms. Davidson were $1,600,000, $420,000, $228,000, $212,000, and $274,000, respectively and the maximum values for Messrs. Melcher, Milligan, Young and Procopio and Ms. Davidson were $3,200,000, $840,000, $456,000, $424,000 and $548,000. For more discussion of the treatment of the TSR awards following the spin-off of Exelis from ITT, see the discussion with respect to TSR awards following the “Grants of Plan-Based Awards” table.
(c)	The aggregate grant date fair values of the 2014 option grants were $800,000, $210,000, $114,000, $106,000 and $137,000, respectively, for Messrs. Melcher, Milligan, Young and Procopio and Ms. Davidson based on a Black Scholes value of [$4.71 ($5.12 x .919934 (the Vectrus, Inc. spin-off conversion factor))]. A discussion of assumptions relating to option awards may be found in Note 14 to the financial statements in this Annual Report on Form 10-K.
(d)	Amounts in the “Non-Equity Incentive Plan Compensation” column represent AIP awards for performance year 2014, which to the extent not deferred by an executive, were paid out on March 6, 2015.
(e)	No NEO received preferential or above-market earnings on deferred compensation. The change in the present value in accrued pension benefits was determined by measuring the present value of the accrued benefit at the respective dates using the IRS Mortality Table projected to 2014 and a 4.00% interest rate for the Salaried Retirement Plan and 3.90% for the Excess Pension Plan (as described in Note 13 to the financial statements in this Annual Report on Form 10-K) and based on the assumption that retirement occurs at the normal retirement date.

(f)	Amounts in this column for 2014 represent items specified in the table below.

All Other Compensation Table

Name	Financial Counseling (a)($)	Auto Allowances (b)($)	Other (c)($)	Total Perquisites ($)	Excess Savings Plan Contributions (d)($)	401(k) Match and Base (e)($)	Other (f)($)	Total All Other Compensation ($)
David F. Melcher	9,000	15,600	801	25,401	—	—	7,506	32,907
Peter J. Milligan	—	15,600	—	15,600	51,063	19,500	777	86,940
Ann D. Davidson	9,000	15,600	—	24,600	—	—	2,961	27,561
Christopher D. Young	—	15,000	—	15,000	—	—	1,754	16,754
A. John Procopio	15,000	15,600	—	30,600	—	—	2,624	33,224

(a)	Amounts represent financial counseling and tax service fees paid in 2014.
(b)	Auto allowances are provided to a range of executives, including the NEOs.
(c)	Amounts in this column represent the cost of a Company required security system for Mr. Melcher in the amount of $801.
(d)	Contributions to the Exelis Excess Savings Plan are unfunded and earnings accrue at the same rate as the Stable Value Fund available to participants in the ISP. Mr. Milligan participates in the enhanced ISP.
(e)	Amounts represent the aggregate of the floor and matching contributions to the participant’s ISP account for 2014.
(f)	This column includes taxable group term life insurance for Messrs. Melcher, Milligan, Young and Procopio and Ms. Davidson.

2014 Grants of Plan-Based Awards

The following table summarizes awards made to our NEOs during the year ended December 31, 2014. The table includes the grant date for equity-based awards, the estimated future payouts under non-equity incentive plan awards (which consist of potential payouts under the 2014 AIP awards), and the number of shares underlying all other stock awards, consisting of restricted stock units and non-qualified stock option awards. The table also provides the exercise price of the non-qualified stock option awards, reflecting the closing price of Exelis stock on the grant date and the grant date fair value of each equity award computed under FASB ASC Topic 718.

Grants of Plan-Based Awards

Name	Grant Date	Date of Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise Or Base Price of Option Awards ($/Share) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David F. Melcher(7)			511,500	1,023,000	2,046,000
	06-Mar-14	06-Mar-14				800,000	1,600,000	3,200,000				1,600,000
	06-Mar-14	06-Mar-14							83,497			1,600,000
	06-Mar-14	06-Mar-14								169,849	$19.1623	800,000

Peter J. Milligan(7)			204,750	409,500	819,000
	06-Mar-14	06-Mar-14				210,000	420,000	840,000				420,000
	06-Mar-14	06-Mar-14							21,917			420,000
	06-Mar-14	06-Mar-14								44,585	$19.1623	210,000

Ann D. Davidson(7)			130,000	266,500	533,000
	06-Mar-14	06-Mar-14				137,000	274,000	548,000				274,000
	06-Mar-14	06-Mar-14							14,298			274,000
	06-Mar-14	06-Mar-14								29,086	$19.1623	137,000

Christopher D. Young(7)			123,550	253,200	594,200
	06-Mar-14	06-Mar-14				114,000	228,000	456,000				228,000
	06-Mar-14	06-Mar-14							11,898			228,000
	06-Mar-14	06-Mar-14								24,203	$19.1623	114,000

A. John Procopio(7)			119,750	239,500	479,000
	06-Mar-14	06-Mar-14				106,000	212,000	424,000				212,000
	06-Mar-14	06-Mar-14							11,063			212,000
	06-Mar-14	06-Mar-14								22,504	$19.1623	106,000

(1)	Amounts reflect the threshold, target, and maximum payment levels for commensurate performance under the non-equity incentive plan (AIP) (described in “Compensation Discussion and Analysis — Overview of the AIP and Long-Term Incentive Target Awards”). Awards require achievement of specific performance metrics and are completely at risk. The AIP award threshold is equal to 50% of target, and the maximum is equal to 200% of target.

(2)	Amounts reflect the threshold, target, and maximum payment levels under Exelis’ TSR program for the January 1, 2014 to December 31, 2016 performance period described above in “Compensation Discussion and Analysis — Total Shareholder Return (TSR) Awards Component.” Each unit under the TSR plan equals $1. TSR awards, if any, are paid in cash soon after the end of the performance period.
(3)	Amounts reflect the number of restricted stock units granted in 2014 to the NEOs. Restricted stock units granted in 2014 to NEOs vest in one-third cumulative annual installments after the first, second and third anniversaries of the grant date. During the restriction period, holders of restricted stock units do not receive dividends and do not have voting rights.
(4)	Amounts reflect the number of non-qualified stock options granted to the NEOs. The number of non-qualified stock options granted on March 6, 2014, was computed using the Black-Scholes valuation model. With respect to the March 6, 2014 option grants for Messrs. Melcher, Milligan, Young, and Procopio and Ms. Davidson, the options become exercisable in one-third cumulative annual installments after the first, second and third anniversaries of the grant date.
(5)	The option exercise price for non-qualified stock options granted on March 6, 2014 was $19.1623 per share, the post-Vectrus, Inc. spin conversion ratio closing price of Exelis common stock on that date.
(6)	Amounts in this column represent the grant date fair value computed in accordance with FASB ASC Topic 718 for equity awards granted to the NEOs in 2014.
(7)	2014 restricted stock unit, stock option and TSR awards are subject to the restrictive covenants as described in “Compensation Discussion and Analysis — Restrictive Covenants for Exelis Long-Term Incentive Awards”.

Special Compensation Arrangements

David F. Melcher

On October 14, 2011, Exelis and David F. Melcher entered into an employment letter (the “Melcher Employment Letter”) setting forth the terms and conditions of his employment as Chief Executive Officer and President of Exelis effective upon the consummation of the spin-off of Exelis from ITT.

Terms

•	Compensation. Annual Base Salary. Mr. Melcher’s annual base salary will be $930,000, subject to review by the Compensation and Personnel Committee of the Board from time to time for consideration of possible increases based on performance and other relevant circumstances. Mr. Melcher’s 2014 annual base salary remained at $930,000.

Incentives

•	Target Annual Incentive. Beginning with performance year 2012, Mr. Melcher’s annual incentive target was set at 100% of base salary (“Target Annual Incentive”). The amount earned in respect of the Target Annual Incentive is discretionary and subject to individual and Exelis performance, as determined by the Compensation Committee of the Board.

•	Long-Term Incentive Awards. Mr. Melcher is eligible to participate in the Exelis long-term incentive program with an annual target long-term incentive compensation opportunity of $3,800,000 for 2012 as approved by the ITT Compensation Committee. The forms of award will be based on the Exelis long-term incentive award program, subject to review and approval of the Compensation Committee of the Board.

•	Founders’ Grant. Mr. Melcher received a Founder’s Grant on November 7, 2011 valued at $5,700,000. One half of the Founder’s Grant award was awarded in the form of nonqualified stock options, with a per-share exercise price equal to the fair market value of a share of Exelis stock on the date of grant and a ten-year term. The stock options will vest in equal annual installments on the first, second and third anniversaries of the grant date subject to Mr. Melcher’s continued employment through each such vesting date. One-third of the stock options vested on November 7, 2012, one-third vested on November 7, 2013 and the final one-third vested on November 7, 2014. If Mr. Melcher’s employment had been terminated by Exelis other than for Cause (as defined below) before the stock options vested in full, they would have continued to vest for the period during which Mr. Melcher received Severance Pay (as defined below), notwithstanding any provision of the applicable award agreement to the contrary. The remaining half of the Founder’s Grant award was granted in the form of restricted stock units, which cliff vested on the third anniversary of the grant date, November 7, 2014 subject to Mr. Melcher’s continued employment through such vesting date. Upon vesting, these units were settled immediately in shares of common stock of Exelis, subject to satisfaction of all taxes due. If Mr. Melcher’s employment had been terminated by Exelis other than for Cause before such units vested, a prorated portion of such units would have vested and settled immediately upon his termination date, with his termination date considered to be the Scheduled Termination Date (as defined below), it being understood that in determining the prorated portion of such units that would have vested, Mr. Melcher would have been deemed to have continued employment until the last day of the Severance Pay Period (as defined below), notwithstanding any provision of the applicable award agreement to the contrary.

Termination

Termination of Employment for Cause

•	Mr. Melcher will not be eligible for Severance Pay if his employment is terminated by Exelis for Cause or if he voluntarily terminates his employment for any reason (including as a result of retirement after reaching the Normal Retirement Date (as defined below) or failing to return from an approved leave of absence, including a medical leave of absence).

1.	“Cause” shall mean action involving willful malfeasance or gross negligence or failure to act involving material nonfeasance that would tend to have a materially adverse effect on Exelis. No act or omission shall be considered “willful” unless it is done or committed in bad faith or without reasonable belief that the action or omission was in the best interests of the Exelis.

2.	“Normal Retirement Date” shall mean the first day of the month which coincides with or follows Mr. Melcher’s 65th birthday.

Termination Not for Cause

•	Severance Pay Upon Termination of Employment Not for Cause. If Exelis terminates Mr. Melcher’s employment other than for Cause and other than as a result of death or disability, and prior to the Normal Retirement Date, Mr. Melcher shall be provided severance pay in an amount equal to two times the sum of (x) the annual base salary in effect on the effective date of the termination of employment (the “Scheduled Termination Date”), and (y) his Target Annual Incentive as of the Scheduled Termination Date (the “Severance Pay”).

•	Terms and Conditions Applicable to Severance Pay. Severance Pay shall be paid in the form of periodic payments over a period of 24 months after the Scheduled Termination Date according to the regular payroll schedule (the “Severance Pay Period”).

1.	Severance Pay will, subject to timely execution and deliverance to Exelis of a Release (and no revocation of the Release), commence on the first business day after the 60th day following the Scheduled Termination Date, with any installments of Severance Pay that would otherwise have been paid during the first 60 days after the Scheduled Termination Date delayed and paid in a lump sum on such 60th day after the Scheduled Termination Date.

2.	In the event of death during the Severance Pay Period, the amount of Severance Pay remaining shall be paid in a discounted lump sum to Mr. Melcher’s spouse or to such other designated beneficiary or beneficiaries and failing such designation, to Mr. Melcher’s estate.

3.	During the Severance Pay Period Mr. Melcher must continue to be available to render to Exelis reasonable assistance.

4.	Severance Pay will cease if Mr. Melcher is rehired by Exelis.

Disqualifying Conduct

Disqualifying Conduct. If during the Severance Pay Period, Mr. Melcher (i) engages in any activity which is inimical to the best interests of Exelis; (ii) disparages Exelis, its business, employees or directors; (iii) fails to comply with any Exelis Covenant Against Disclosure and Assignment of Rights to Intellectual Property; (iv) without Exelis’ prior written consent, induces any employee of Exelis to leave his or her Exelis employment; (v) without Exelis prior written consent, engages in, becomes affiliated with, or becomes employed by any business competitive with Exelis; or (vi) fails to comply with applicable provisions of Exelis Code of Conduct or applicable Exelis Corporate Policies or any applicable Exelis Subsidiary Code or policies, then Exelis will have no further obligation to provide Severance Pay.

Release

Exelis shall not be required to pay or continue any installments of Severance Pay or provide any termination benefits in accordance with this agreement unless Mr. Melcher executes and delivers to Exelis within 52 days following the Scheduled Termination Date a release, in a form provided by Exelis, and such Release is not revoked within the seven-day statutory revocation period.

Termination due to an Acceleration Event

If Mr. Melcher’s employment is terminated due to a severance-qualifying termination under the terms of the Exelis Special Senior Executive Severance Pay Plan, Mr. Melcher will be entitled to receive the severance benefits provided under the terms of the Exelis Special Senior Executive Severance Pay Plan to the extent set forth in Section 10 of such plan.

Outstanding Equity Awards at Fiscal Year End

The following table reflects the outstanding equity awards held by Exelis NEOs on December 31, 2014.

	Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
David F. Melcher						311,651	5,463,242
	18-Aug-08	26,559	—	13.8481	18-Aug-15
	05-Mar-09	119,027	—	6.9168	05-Mar-16
	05-Mar-10	115,399	—	11.1473	05-Mar-20
	03-Mar-11	160,552	—	12.0205	03-Mar-21
	07-Nov-11	1,613,597	—	10.0733	07-Nov-21
	06-Mar-12	562,004	281,002	10.2941	06-Mar-22
	08-Mar-13	300,390	600,779	10.2205	08-Mar-23
	06-Mar-14	—	169,849	19.1623	06-Mar-24
Peter J. Milligan						78,370	1,373,826
	10-Mar-08	10,627	—	11.0639	10-Mar-15
	05-Mar-09	17,778	—	6.9168	05-Mar-16
	05-Mar-10	13,698	—	11.1473	05-Mar-20
	03-Mar-11	27,782	—	12.0205	03-Mar-21
	07-Nov-11	399,146	—	10.0733	07-Nov-21
	06-Mar-12	139,022	69,511	10.2941	06-Mar-22
	08-Mar-13	74,346	148,692	10.2205	08-Mar-23
	06-Mar-14	—	44,585	19.1623	06-Mar-24
Ann D. Davidson						51,445	901,831
	05-Mar-09	46,353	—	6.9168	05-Mar-16
	05-Mar-10	33,661	—	11.1473	05-Mar-20
	03-Mar-11	44,433	—	12.0205	03-Mar-21
	07-Nov-11	263,266	—	10.0733	07-Nov-21
	06-Mar-12	91,696	45,847	10.2941	06-Mar-22
	08-Mar-13	48,813	97,626	10.2205	08-Mar-23
	06-Mar-14	—	29,086	19.1623	06-Mar-24
Christopher D. Young(3)						45,241	793,075
	03-Mar-11	55,542	—	12.0205	03-Mar-21
	07-Nov-11	242,034	—	10.0733	07-Nov-21
	06-Mar-12	84,301	42,150	10.2941	06-Mar-22
	08-Mar-13	42,806	85,610	10.2205	08-Mar-23
	06-Mar-14	—	24,203	19.1623	06-Mar-24
A. John Procopio(3)						64,886	1,137,452
	02-May-11	7,486	—	11.9621	02-May-21
	03-Mar-11	11,108	—	12.0205	03-Mar-21
	07-Nov-11	71,147	—	10.0733	07-Nov-21
	06-Mar-12	39,299	37,121	10.2941	06-Mar-22
	08-Mar-13	37,699	75,397	10.2205	08-Mar-23
	06-Mar-14	—	22,504	19.1623	06-Mar-24

(1)	The dates presented in this column represent the date the awards were granted (a) by ITT for awards prior to the spin-off of Exelis from ITT and (b) by Exelis for all other awards. Though the pre-spin-off awards were converted to Exelis equity, the vesting dates remained the same.
(2)	Reflects Exelis’ closing stock price of $17.53 on December 31, 2014.
(3)	As described in “Compensation Tables — Potential Post-Employment Compensation — Messrs. Young and Procopio”, as of December 31, 2014, Messrs. Young and Procopio are eligible for Special Early Retirement under the Traditional Pension Plan. If either Messrs. Young or Procopio were to have retired on December 31, 2014, a pro rata portion of their respective non-qualified option awards, reflected in the Option Vesting Schedule table below as unexercisable, would immediately vest and become exercisable. Likewise, a pro rata portion of their restricted stock unit and restricted stock awards, reflected in the following Stock Vesting Schedule table, would vest.

Option Vesting Schedule

Generally, options vest on the applicable anniversary of the grant date. Options granted to Messrs. Melcher, Milligan, Procopio and Young and Ms. Davidson vest in one-third installments on the first, second and third anniversaries of the grant.

		Vesting Schedule (#s)
Name	Grant Date	2015	2016	2017
David F. Melcher	06-Mar-12	281,002
	08-Mar-13	300,390	300,389
	06-Mar-14	56,617	56,616	56,616
Peter J. Milligan	06-Mar-12	69,511
	08-Mar-13	74,346	74,346
	06-Mar-14	14,862	14,862	14,861
Ann D. Davidson	06-Mar-12	45,847
	08-Mar-13	48,813	48,813
	06-Mar-14	9,696	9,695	9,695
Christopher D. Young	06-Mar-12	42,150
	08-Mar-13	42,805	42,805
	06-Mar-14	8,068	8,068	8,067
A. John Procopio	06-Mar-12	37,121
	08-Mar-13	37,699	37,698
	06-Mar-14	7,502	7,501	7,501

Generally, restricted stock and restricted stock units vest on the applicable anniversary of the grant date, except as indicated below. Stock awards granted prior to 2011 were awards of restricted stock. Stock awards granted in 2011 and thereafter were awards of restricted stock units.

Stock Vesting Schedule

Restricted shares and restricted stock units cliff vest on the third anniversary of the grant date except as indicated below. Beginning with the 2014 awards vesting will occur in one-third cumulative annual installments after the first, second and third anniversary of the grant date.

			Vesting Schedule (#s)
Name	Grant Date		2015	2016	2017
David F. Melcher	06-Mar-12		110,743
	08-Mar-13			117,411
	06-Mar-14		27,833	27,832	27,832
Peter J. Milligan	06-Mar-12		27,394
	08-Mar-13			29,059
	06-Mar-14		7,306	7,306	7,305
Ann D. Davidson	06-Mar-12		18,068
	08-Mar-13			19,079
	06-Mar-14		4,766	4,766	4,766
Christopher D. Young	06-Mar-12		16,612
	08-Mar-13			16,731
	06-Mar-14		3,966	3,966	3,966
A. John Procopio	06-Mar-12		14,629
	08-Mar-13	(1)		24,460
	08-Mar-13			14,734
	06-Mar-14		3,688	3,688	3,687

(1)	Mr. Procopio received a special restricted stock unit retention award that cliff vests on the third anniversary of the grant date. Mr. Procopio must be actively employed on that date or the award will be forfeited.

TSR Vesting Schedule

The following table represents the vesting schedule of outstanding TSR awards on December 31 of 2014, 2015 and 2016, with each TSR unit reflecting $1 of value.

			Vesting Schedule (#)
Equity Incentive Plan Awards	Approval Date(1)	Target Award in Units (#)(2)	2014	2015	2016
David F. Melcher	2012	1,140,000	1,140,000
	2013	1,200,000		1,200,000
	2014	1,600,000			1,600,000
Peter J. Milligan	2012	282,000	282,000
	2013	297,000		297,000
	2014	420,000			420,000
Ann D. Davidson	2012	186,000	186,000
	2013	195,000		195,000
	2014	274,000			274,000
Christopher D. Young	2012	171,000	171,000
	2013	171,000		171,000
	2014	228,000			228,000
A. John Procopio	2013	150,600		150,600
	2014	212,000			212,000

(1)	For purposes of the TSR, the grant date is January 1, the first day of the performance period for the year in which the award is approved.
(2)	Awards are typically expressed as target cash awards and payment, if any, is in cash following the end of the performance cycle. The market or payout value of such units = $1. See “Primary Compensation Components — Total Shareholder Return (TSR) Awards Subcomponent” for material terms of Exelis’ TSR grants.

Option Exercises and Stock Vested

The following table shows stock options exercised and stock awards vested in 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David F. Melcher(2)	—	—	323,144	5,900,765
Peter J. Milligan(3)	8,916	73,318	76,273	1,384,524
Ann D. Davidson(4)	26,485	228,735	56,217	1,034,425
Christopher D. Young(5)	—	—	55,005	1,019,150
A. John Procopio(6)	—	—	50,128	920,066

(1)	Reflects aggregate dollar value upon vesting of restricted stock in this column.
(2)	In the total number of shares acquired on vesting column, in addition to other shares acquired on vesting in 2014, 282,926 of the share total listed were Founders Grants which were awarded at the time of the spin-off of Exelis from ITT.
(3)	In the total number of shares acquired on vesting column, in addition to other shares acquired on vesting in 2014, 69,987 of the share total listed were Founders Grants which were awarded at the time of the spin-off of Exelis from ITT.
(4)	In the total number of shares acquired on vesting column, in addition to other shares acquired on vesting in 2014, 46,162 of the share total listed were Founders Grants which were awarded at the time of the spin-off of Exelis from ITT.
(5)	In the total number of shares acquired on vesting column, in addition to other shares acquired on vesting in 2014, 42,438 of the share total listed were Founders Grants which were awarded at the time of the spin-off of Exelis from ITT.
(6)	In the total number of shares acquired on vesting column, in addition to other shares acquired on vesting in 2014, 37,425 of the share total listed were Founders Grants which were awarded at the time of the spin-off of Exelis from ITT.

2014 Pension Benefits

Under the SRP, participants had the option, through December 31, 2011, to elect to be covered under either the TPP formula or the PEP formula for future pension accruals. Effective January 1, 2012, the PEP formula was discontinued and the Compensation Committee adopted and implemented modifications to the SRP. All current U.S. Exelis employees, including the NEOs, had a one-time opportunity to choose participation in the ISP or SRP. Employees who chose the ISP stopped accruing benefits under the SRP on January 1, 2012.

The SRP is a funded and tax-qualified retirement program. The plan is described in detail below. Messrs. Young and Procopio participate under the terms of the plan in effect for employees hired prior to January 1, 2000. Messrs. Young and Procopio qualified for the Special Early Retirement under the TPP formula. Mr. Melcher and Mr. Milligan and Ms. Davidson participate under the terms of the plan in effect for employees hired after January 1, 2005. Mr. Milligan elected to accrue benefits under the PEP formula for 2007 through 2012 (Mr. Milligan participated in the TPP formula for four months in 2006 and elected the enhanced ISP alternative effective January 1, 2012).

Under the TPP formula, a participant first employed prior to January 1, 2000 would receive an annual pension that would be the total of:

•	2% of his or her “average final compensation” (as described below) for each of the first 25 years of benefit service, plus

•	1 1⁄2% of his or her average final compensation for each of the next 15 years of benefit service, reduced by

•	1 1⁄4% of his or her primary Social Security benefit for each year of benefit service up to a maximum of 40 years.

A participant first employed on or after January 1, 2000 under the TPP formula would receive an annual pension that would equal:

•	1 1⁄2% of his or her average final compensation (as defined below) for each year of benefit service up to 40 years, reduced by

•	1 1⁄4% of his or her primary Social Security benefit for each year of benefit service up to a maximum of 40 years. For a participant first employed prior to January 1, 2005, average final compensation (including salary and approved bonus or AIP payments) is the total of:

•	the participant’s average annual base salary for the five calendar years of the last 120 consecutive calendar months of eligibility service that would result in the highest average annual base salary amount, plus

•	the participant’s average annual pension eligible compensation, not including base salary, for the five calendar years of the participant’s last 120 consecutive calendar months of eligibility service that would result in the highest average annual compensation amount.

For a participant first employed on or after January 1, 2005, average final compensation is the average of the participant’s total pension eligible compensation (salary, bonus and annual incentive payments for NEOs and other exempt salaried employees) over the highest five consecutive calendar years of the participant’s final 120 months of eligibility service.

As it applies to participants first employed prior to January 1, 2000, under the TPP formula, Standard Early Retirement is available to employees at least 55 years of age with 10 years of eligibility service. Special Early Retirement is available to employees at least age 55 with 15 years of eligibility service or at least age 50 whose age plus total eligibility service equals at least 80. For Standard Early Retirement, if payments begin before age 65, the anticipated payments at the normal retirement age of 65 (the “Normal Retirement Age”) are reduced by 1/4 of 1% for each month that payments commence prior to the Normal Retirement Age. For Special Early Retirement, if payments begin between ages 60-64, benefits will be payable at 100%. If payments begin prior to age 60, they are reduced by 5/12 of 1% for each month that payments start before age 60 but not more than 25%.

For participants first employed from January 1, 2000 through December 31, 2004, under the TPP formula, Standard Early Retirement is available as described above. Special Early Retirement is also available to employees who have attained at least age 55 with 15 years of eligibility service (but not earlier than age 55). For Special Early Retirement, the benefit payable at or after age 62 would be at 100%; if payments commence prior to age 62 they would be reduced by 5/12 of 1% for each of the first 48 months prior to age 62 and by an additional 4/12 of 1% for each of the next 12 months and by an additional 3/12 of 1% for each month prior to age 57.

For participants first employed on or after January 1, 2005, and who retire before age 65, benefits may commence at or after age 55 but they would be reduced by 5/9 of 1% for each of the first 60 months prior to age 65 and an additional 5/18 of 1% for each month prior to age 60.

Under the PEP formula, offered to all employees as of January 1, 2000, a single sum payment was available when an employee terminated employment regardless of age or the employee may elect to receive the benefit in monthly installments. Employees had an opportunity to choose the PEP formula when they were first hired or during the open enrollment period. Prior to January 1, 2012, employees could switch their pension plan formula annually; the last election on file continued absent any changes. The PEP formula single sum benefit was determined using the following percentages for each year the PEP formula was in effect multiplied by the employee’s final average pay: under age 30 — 3% for each year, between 30 and 39 years of age — 4% for each year, between 40 and 49 years of age — 5% for each year, and 6% for age 50 and over.

When an employee leaves Exelis, his or her total SRP benefit will be determined by the benefit earned under the TPP formula plus the PEP formula for the periods elected under each formula.

For employees who elected to participate in the ISP rather than the SRP, as of January 1, 2012, their benefits will be determined by the benefit earned under the TPP formula plus the PEP formula for the periods elected under each formula as of January 1, 2012. For those participants, the final average pay used under the TPP formula was frozen as of January 1, 2012 and any PEP formula will accrue interest at the 10-year Treasury rate as of the prior December 31, but rate shall not be less than 3.25%.

The accumulated benefit an employee earns over his or her career with Exelis is payable on a monthly basis starting after retirement. Pensions may be reduced if retirement starts before age 65. Possible pension reductions are described above.

Benefits under the SRP are subject to the limitations imposed under Sections 415 and 401(a) (17) of the Internal Revenue Code in effect as of December 31, 2014. Section 415 limits the amount of annual pension payable from a qualified plan. For 2014, this limit is $210,000 per year for a single-life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distribution and different annuity starting dates. Section 401(a) (17) limits the amount of compensation that may be recognized in the determination of a benefit under a qualified plan. For 2014, this limit is $260,000.

Excess Pension Plans: Since federal law limits the amount of benefits paid under and the amount of compensation recognized under tax-qualified retirement plans, Exelis maintains the unfunded Excess Pension Plans, which are not qualified for tax purposes. The purpose of the Excess Pension Plans is to restore benefits calculated under the SRP formula that cannot be paid because of the IRS limitations noted above. Exelis has not granted any extra years of benefit service to any employee under either the SRP or the Excess Pension Plans. In the event of a change of control, certain extra years of service may be allowed in accordance with the terms of the Special Senior Executive Severance Pay Plan which is described in “Primary Compensation Components — Special Senior Executive Severance Pay Plan.” In the event of a change of control, any Excess Pension Plans benefits would be immediately payable, subject to any applicable restrictions under Section 409A of the Code with respect to form and timing of payments, and would be paid in a single discounted sum. Amendments to the Excess Pension Plans related to compliance with Section 409A of the Code, while not modifying the previously disclosed definition of change in control in the Excess Pension Plans, provide that payouts of pension amounts earned since January 1, 2005 require a change in control involving an acceleration event of 30% or more of Exelis outstanding stock.

Freezing of the SRP:

On May 29, 2013, the Exelis Compensation Committee approved amendments to the SRP, a qualified defined benefit pension plan, effective December 31, 2016, to freeze all benefit accruals for all persons entitled to benefits under the SRP by freezing the accrual of “Benefit Service” and the crediting of “Compensation,” as such terms are defined in the SRP, as of December 31, 2016. As a result, final average pay formulas will not reflect future compensation increases or benefit service after December 31, 2016. Eligibility service will continue to accrue for all persons entitled to benefits under the SRP.

Freezing of the Excess Pension Plans:

On May 29, 2013, the Exelis Compensation Committee approved similar amendments to the Excess Pension Plans, which include the Exelis Excess Pension Plan IA, Exelis Excess Pension Plan IB, Exelis Excess Pension Plan IIA and Exelis Excess Pension Plan IIB, each a non-qualified defined benefit pension plan. The amendments will freeze all further benefit accruals under the Excess Plans as of December 31, 2016 for all persons entitled to benefits thereunder. As a result, final average pay formulas in the Excess Pension Plans will not reflect future compensation increases or benefit service after December 31, 2016. Eligibility service will continue to accrue for all persons entitled to benefits under the Excess Pension Plans. All NEOs participate in the Excess Pension Plans.

The 2014 Pension Benefits table provides information on the pension benefits for the NEOs. At the present time, all of the NEOs listed in the Summary Compensation Table have elected to accrue benefits under the TPP formula, with the exception of Mr. Milligan. Effective January 1, 2012, Mr. Milligan selected the ISP option and Messrs. Melcher, Procopio and Young and Ms. Davidson selected the SRP option.

Selections of SRP or ISP:

Messrs. Young and Procopio participate under the terms of the plan in effect for employees hired prior to January 1, 2000. Messrs. Young and Procopio qualified for the Special Early Retirement under the TPP formula. Mr. Melcher and Mr. Milligan and Ms. Davidson participate under the terms of the plan in effect for employees hired after January 1, 2005. Mr. Milligan elected the enhanced ISP alternative effective January 1, 2012. The accumulated benefit an employee earns over his or her career with Exelis (and previously ITT) is payable on a monthly basis starting after retirement. Pensions may be reduced if retirement starts before age 65. Possible pension reductions are described above.

Benefits under this plan are subject to the limitations imposed under Sections 415 and 401(a) (17) of the Internal Revenue Code. Section 415 limits the amount of annual pension payable from a qualified plan. For 2014, this limit is $210,000 per year for a single-life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distribution and different annuity starting dates. Section 401(a) (17) limits the amount of compensation that may be recognized in the determination of a benefit under a qualified plan. For 2014, this limit is $260,000.

Exelis Excess Pension Plan:

Since federal law limits the amount of benefits paid under and the amount of compensation recognized under tax-qualified retirement plans, Exelis maintains unfunded Exelis Excess Pension Plans, which are not qualified for tax purposes. The purpose of the Exelis Excess Pension Plans is to restore benefits calculated under the SRP formula that cannot be paid because of the IRS limitations noted above. Exelis has not granted any extra years of benefit service to any employee under either the SRP or the Excess Pension Plan. In the event of a change of control, certain extra years of service may be allowed in accordance with the terms of the Special Senior Executive Severance Pay Plan described in “Compensation Discussion and Analysis — Severance Plan Arrangements”.

In the event of a change of control, any excess plan benefit would be immediately payable, subject to any applicable restrictions under Section 409A of the Code with respect to form and timing of payments, and would be paid in a single discounted sum. Amendments to the excess pension plan related to compliance with Section 409A of the Code, while not modifying the previously disclosed definition of change in control in the excess pension plan, provide that payouts of pension amounts earned since January 1, 2005 require a change in control involving an acceleration event of 30% or more of Exelis’ outstanding stock. On November 2, 2011, Exelis established a Rabbi Trust for the purpose of assisting Exelis with the payment of certain nonqualified deferred compensation obligations in the event of a change in control of Exelis.

Pension Benefits

No pension benefits were paid to any of the named executives in the last fiscal year.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit at Normal Retirement ($)(1)(2)	Present Value of Accumulated Benefit at Earliest Date for Unreduced Benefit ($)(3)	Payments During Last Fiscal Year ($)
David F. Melcher	Exelis Salaried Retirement Plan	6.3778	253,440	253,440	—
	Exelis Excess Pension Plan	6.3778	1,524,202	1,524,202	—

Peter J. Milligan(4)	Exelis Salaried Retirement Plan	5.3417	63,632	63,632	—
	Exelis Excess Pension Plan	5.3417	49,754	49,754	—

Ann D. Davidson	Exelis Salaried Retirement Plan	7.6444	348,649	348,649	—
	Exelis Excess Pension Plan	7.6444	591,829	591,829	—

Christopher D. Young(5)	Exelis Salaried Retirement Plan	32.3000	1,352,850	1,840,205	—
	Exelis Excess Pension Plan	32.3000	2,443,246	3,286,867	—

A. John Procopio(6)	Exelis Salaried Retirement Plan	26.2556	1,341,784	1,718,712	—
	Exelis Excess Pension Plan	26.2556	2,419,956	3,077,572	—

(1)	Assumptions used to determine present value as of December 31, 2014 are as follows: Measurement date: December 31, 2014; Discount Rate: 4.0% for the Exelis Salaried Retirement Plan and 3.9% for the Exelis Excess Pension Plan, respectively; Mortality (pre-commencement): None; Mortality (post-commencement): IRS 2014 Static; Termination of Employment: Age 65 for all participants; Present value is based on the single life annuity payable beginning on the first day of the month at normal retirement age 65 (column (d)) or the earliest time at which a participant may retire under the plan without any benefit reduction due to age (column (e)). The six-month delay under the Excess Pension Plan for “specified employees” as required under Section 409A of the Code was disregarded for this purpose. All results shown are estimates only; actual benefits will be based on precise credited service and compensation history, which will be determined at termination of employment. The 2014 row of the column titled “Change in Pension Plan Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table quantifies the change in the present value of the SRP and the Excess Pension Plan benefit from December 31, 2013 to December 31, 2014. To determine the present value of the plan benefit as of December 31, 2013 and 2014 the same assumptions that are described above to determine present value as of December 31, 2014 were used, except a 4.7% interest rate was used to determine the present value of the Salaried Retirement Plan, as compared to a 4.1% and 4.75% interest rate as of December 31, 2013 and 2012, respectively.
(2)	The accumulated benefit is based on service and earnings (base salary and AIP payment and /or bonus ) considered by the plans for the period through December 31, 2014, and represents the actuarial present value under FASB ASC Topic 715 of pension earned to date and payable at the assumed normal retirement age for the named executives as defined under each plan, based upon actuarial factors and assumptions used in Note 13 to this Annual Report on Form 10-K and as described in (1) above, regardless of whether or not the executive has vested in this benefit.
(3)	The amounts represent the actuarial present value of the accumulated benefit at December 31, 2014, for the named executives under each plan based upon actuarial factors and assumptions used in Note 13 to this Annual Report on Form 10-K and as described in (1) above, where the retirement age is assumed to be the earliest age at which the individual can receive undiscounted early retirement benefits.
(4)	Mr. Milligan elected participation in the ISP effective January 1, 2012.
(5)	Upon termination from Exelis, Mr. Young is eligible for Special Early Retirement under the TPP formula as he has met the eligibility requirements as described in “Compensation Tables — Exelis Pension Benefits” above.
(6)	Mr. Procopio’s pension under the Exelis Salaried Retirement Plan has been offset by $688 per month based on his normal retirement pension payments from the Sheraton Corporation. Mr. Procopio may receive an unreduced SRP benefit as of December 31, 2014.

2014 Nonqualified Deferred Compensation

Exelis Deferred Compensation Plan: Exelis adopted the Exelis Deferred Compensation Plan, which is a tax deferral plan. The Exelis Deferred Compensation Plan permits eligible executives with a base salary of at least $200,000 to defer a portion of their AIP payment, subject to limits set by the Exelis Administrative Committee. Withdrawals under the plan are available on payment dates elected by participants at the time of the deferral election. The withdrawal election is irrevocable except in cases of demonstrated hardship due to an unforeseeable emergency as provided by the Exelis Deferred Compensation Plan. Amounts deferred are unsecured general obligations of Exelis to pay the deferred compensation in the future and will rank with other unsecured and unsubordinated indebtedness of Exelis.

Participants may elect to have their account balances allocated into one or more of the phantom investment funds (including a phantom Exelis stock fund) and may change their investment allocations on a daily basis. All plan accounts are maintained on the accounts of Exelis and investment earnings are credited to a participant’s account (and charged to corporate earnings) to mirror the investment returns achieved by the investment funds chosen by that participant. A participant may establish up to six “accounts” into which AIP payment deferrals are credited and he or she may elect a different form of payment and a different payment commencement date for each “account.” One account may be selected based on a termination date (the “Termination Account”) and five accounts are based on employee-specified dates (each a “Special Purpose Account”). Each Special Purpose and Termination Account may have different investment and payment options. Termination Accounts are paid in the seventh month following the last day worked. Changes to Special Purpose Account distribution elections must be made at least 12 months before any existing benefit payment date, may not take effect for at least 12 months, and must postpone the existing benefit payment date by at least five years. Additionally, Termination Account distribution elections are irrevocable.

Any AIP amount deferred into the Exelis Deferred Compensation Plan is included in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

Exelis Excess Savings Plan: Exelis also maintains a supplemental retirement savings plan, the Exelis Excess Savings Plan, to provide our key employees with an opportunity to earn retirement savings benefits in excess of the retirement benefits they may contribute under our tax-qualified retirement savings plan. (Federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts ($260,000 in 2014) to the tax-qualified plan.) The Exelis Excess Savings Plan is a non-qualified unfunded savings plan. All balances under this plan are maintained on the books of Exelis. For those NEOs who selected the Exelis ISP alternative in 2014, Exelis will match 3 1/2 % of eligible pay and the age-based contributions based on eligible salary in excess of these limits under the Exelis Excess Savings. Earnings are credited to the accumulated savings under the plan based on the earnings in the Stable Value Fund in the tax-qualified plan. Benefits will be paid in a lump sum in the seventh month following the date of termination.

Deferred Compensation earnings under the Exelis Deferred Compensation Plan are calculated by reference to actual earnings of mutual funds or Exelis stock as provided in the following table. The table below shows the funds available under the Exelis Deferred Compensation Plan, as reported by the administrator and their annual rate of return for the calendar year ended December 31, 2014.

Name of Fund	Rate of Return 1/1/2014 – 12/31/2014		Rate of Return 1/1/2014 – 12/31/2014

Fixed Rate Option(1)	5.50%	ClearBridge Small Cap Growth IS(LMOIX)	3.78%

JP Morgan Money Market (VPMXX)	0.01%	Vanguard Developed Markets Index (VDMIX)	-5.82%

Vanguard Total Bond Market Index Inv(VBMFX)	5.76%	American Funds EuroPacific Growth (REREX)	-2.66%

Fidelity VIP Investment Grade Bond Initial	5.83%	Lazard Emerging Markets Equity Open (LZOEX)	-4.39%

American Century VP Inflation Protection II	3.30%	Invesco Global Real Estate (AGREX)	14.15%

T Rowe Price High Yield (PRHYX)	2.00%	Model Portfolio* — Conservative	4.27%

Dodge & Cox Stock (DODGX)	10.40%	Model Portfolio* — Moderate Conservative	4.59%

Vanguard 500 Index (VFINX)	13.51%	Model Portfolio* — Moderate	5.31%

American Funds Growth Fund of America R4(RGAEX)	9.26%	Model Portfolio* — Moderate Aggressive	5.41%

Vanguard Selected Value Inv(VASVX)	6.36%	Model Portfolio* — Aggressive	5.81%

Artisan Mid Cap (ARTMX)	5.68%	Exelis Inc. Stock Tracking Fund (Exelis)	6.59%

American Century Small Cap Value (ASVIX)	4.40%	Harbor International Inv (HIINX)	-7.16%

First Eagle Overseas Fund (SGOVX)	-0.97%

(1)	The Fixed Rate Option of 5.50% is not subsidized by the company but rather is a rate based on guaranteed contractual returns from the third-party insurance company provider.
*	The returns shown in the model portfolio were not subsidized by Exelis during 2014, but represent returns for a managed portfolio based on funds available to deferred compensation participants.

The following table shows the activity within the Deferred Compensation Plan and non-qualified savings for the NEOs for 2014. Non-qualified savings represent amounts in the Exelis Excess Savings Plan. Deferred Compensation earnings under the Exelis Deferred Compensation Plan are calculated by reference to actual earnings of mutual funds or Exelis stock.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Balance at Last FYE ($)(1)
David F. Melcher
Non-qualified savings	—	—	1,942	—	88,523
Deferred Compensation	—	—	48,907	—	716,340
Total

Peter J. Milligan
Non-qualified savings	—	51,063	3,143	—	164,654
Deferred Compensation	—	—	—	—	—
Total

Ann D. Davidson
Non-qualified savings	—	—	410	—	18,665
Deferred Compensation	—	—	—	—	—
Total

Christopher D. Young
Non-qualified savings	—	—	582	—	26,521
Deferred Compensation	—	—	—	—	—
Total

A. John Procopio(2)
Non-qualified savings	—	—	2,857	—	130,227
Deferred Compensation	—	—	70,626	—	1,267,894
Total

(1)	Amounts, if any, in the “Executive Contributions in Last FY” column were reported in the Summary Compensation Table. The amounts in the “Registrant Contributions in Last FY” column were included in the “Excess Savings Plan Contributions” column in the All Other Compensation Table and were reported in the “All Other Compensation” column of the Summary Compensation Table. The amount in the “Balance at Last FYE” column for Mr. Milligan includes executive and registrant contributions to the Exelis Deferred Compensation Plan and the Exelis Excess Savings Plan that were reported as compensation in Exelis’ Summary Compensation Tables for previous years. None of the amounts for Mr. Procopio were reported as compensation in Summary Compensation Tables for previous years.
(2)	Mr. Melcher’s and Mr. Procopio’s aggregate earnings relate to Executive Contributions made in prior years.

Payments Upon Termination or Change in Control

The Potential Post-Employment Compensation tables below reflect the amount of compensation payable to each of the NEOs in the event of employment termination under several different circumstances, including voluntary termination, termination for cause, death, disability, termination without cause or termination in connection with a change of control. Messrs. Milligan, Young, Procopio and Ms. Davidson are covered under the Senior Executive Severance Pay Plan and the Special Senior Executive Severance Pay Plan. Mr. Melcher is covered under the Melcher Employment Letter, and the Special Senior Executive Severance Pay Plan (applicable to change of control).

The amounts shown in the potential post-employment compensation tables are estimates (or the estimated present value of the Exelis Excess Pension Plan which may be paid in continuing annuity payments), assuming that the triggering event was effective as of December 31, 2014, including amounts which would be earned through such date (or that would be earned during a period of severance), and where applicable, are based on Exelis closing stock price on December 31, 2014, the last trading day of 2014, which was $17.53.

The actual amounts to be paid out can only be determined at the time of such executive’s separation from Exelis. For purposes of calculating the estimated potential payments to our officers under the Exelis Excess Pension Plan, as reflected in the tables below, we have used the same actuarial factors and assumptions described in note 1 to the Pension Benefits table and those used for financial statement reporting purposes as described in Note 13 to the financial statements in this Annual Report on Form 10-K.

Payments and Benefits Provided Generally to Salaried Employees. The amounts shown in the tables below do not include payments and benefits to the extent these payments and benefits are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued salary and paid time off;

•	Regular pension benefits under the SRP;

•	Health care benefits provided to retirees under the Exelis Post-Retirement Medical and Dental Plan, including retiree medical and dental insurance. Employees who terminate prior to retirement are eligible for continued benefits under COBRA; and

•	Distributions of plan balances under the ISP and amounts currently vested under the Exelis Excess Savings Plan.

No perquisites are available to any NEOs in any of the post-employment compensation circumstances. With respect to the Exelis Salaried Retirement Plan, vested benefits under such plan may be deferred to age 65, but may become payable at age 55 or, if the participant is eligible for early retirement, the first of the month immediately following the last day worked without regard to the period of the severance payments. Benefits under the Exelis Excess Pension Plan must commence as soon as possible but generally would be payable seven months following such date, retroactive to the date the Exelis Excess Pension Plan benefit became payable.

Senior Executive Severance Pay Plan. The purpose of this plan is to provide a period of transition for senior executives. Senior executives who are U.S. citizens or who are employed in the United States are covered by this plan. The plan generally provided for severance payments if Exelis terminates a senior executive’s employment without cause. The amount of severance pay under this plan depends on the executive’s base pay and years of service. The amount will not exceed 24 months of base pay or be greater than two times the executive’s total annual compensation during the year immediately preceding termination. Exelis considers these severance pay provisions appropriate transitional provisions given the job responsibilities and competitive market in which senior executives function. Exelis’ obligation to continue severance payments stops if the executive does not comply with the Exelis Code of Conduct. Exelis considers this cessation provision to be critical to Exelis’ emphasis on ethical behavior. Exelis’ obligation to continue severance payments also stops if the executive does not comply with non-competition provisions of the Senior Executive Severance Pay Plan. These provisions protect the integrity of our businesses and are consistent with typical commercial arrangements. Messrs. Milligan, Young, Procopio and Ms. Davidson are covered under the Senior Executive Severance Pay Plan. Mr. Melcher is covered by the Melcher Employment Letter.

If a covered executive receives or is entitled to receive other compensation from another company, the amount of that other compensation could be used to offset amounts otherwise payable under the Senior Executive Severance

Pay Plan. During the severance payment period, the executive will have a limited right to continue to be eligible for participation in certain benefit plans. Severance pay will start within sixty days following the covered executive’s scheduled termination date.

The exceptions to severance payments are:

•	the executive terminates his or her own employment;

•	the executive’s employment is terminated for cause;

•	termination occurs after the executive’s normal retirement date under the Exelis Salaried Retirement Plan; or

•	termination occurs in certain divestiture instances if the executive accepts employment or refuses comparable employment.

No severance was provided for termination for cause because Exelis believes employees terminated for cause should not receive additional compensation. No severance is provided in the case of termination after a normal retirement date because the executive would be eligible for retirement payments under the Exelis Salaried Retirement Plan. No severance would be provided where an executive accepted or refused comparable employment because the executive had the opportunity to receive employment income from another party under comparable circumstances.

Special Senior Executive Severance Pay Plan. The purpose of this plan is to provide compensation in the case of termination of employment in connection with an acceleration event (defined in “Compensation Tables — Potential Payments Upon Termination or Change in Control”) including a change of control. The provisions of this plan were specifically designed to address the inability of senior executives to influence Exelis’ future performance after certain change of control events. The plan was structured to encourage executives to act in the best interests of shareholders by providing for certain compensation and retention benefits and payments, including change of control provisions, in the case of an acceleration event.

The purposes of these provisions were to:

•	provide for continuing cohesive operations as executives evaluated a transaction, which, without change of control protection, could be personally adverse to the executive;

•	keep executives focused on preserving value for shareholders;

•	retain key talent in the face of potential transactions; and

•	attract talented employees in the competitive marketplace.

As discussed above, this plan provides severance benefits for covered executives, including any named executive officer whose employment was terminated by Exelis other than for cause, or where the covered executive terminated his or her employment for good reason within two years after the occurrence of an acceleration event as described below (including a termination due to death or disability) or if during the two-year period following an acceleration event, the covered executive had grounds to resign with good reason or the covered executive’s employment was terminated in contemplation of an acceleration event that ultimately occurred.

The plan was designed to put the executive in the same position, from a compensation and benefits standpoint, as he or she would have been in without the acceleration event. With respect to incentive plan awards, since the executive would no longer have the ability to influence the corporate objectives upon which the awards were based, the plan provides that any AIP awards be paid out at target (100%). In the event of a change of control, a pro-rata portion of outstanding TSR awards would be paid through the date of the change of control based on actual performance and the balance of the awards would be paid at target (100%).

This plan provides two levels of benefits for covered executives, based on their position within Exelis. The Compensation Committee considered two levels of benefits appropriate based on the relative ability of each level of employee to influence future Exelis performance. Under the Special Senior Executive Severance Pay Plan, if a covered executive is terminated within two years after an acceleration event in a change of control or in contemplation of an acceleration in a change of control event that ultimately occurs or if the covered executive terminates his or her employment for good reason within two years after an acceleration event in the event of a change of control, he or she would be entitled to:

•	any accrued but unpaid base salary or AIP award, any unreimbursed expenses and any employee benefits due to the individual, including paid time off;

•	two or three times the annual base salary rate in effect at the time of the termination and two or three times the target AIP at the time of termination, paid in non-discounted equal period installment payments corresponding to the frequency and duration of the severance payments that the executive officer would have been entitled to receive as a normal severance benefit in the absence of the occurrence of an acceleration event;

•	continuation of health and life insurance benefits at the same levels for two or three years;

•	a lump-sum payment equal to the difference between the total lump-sum value of his or her pension benefit under the pension plans, or any successor pension plans (provided such plans are no less favorable to the executive than the pension plans), and the total lump-sum value of his or her pension benefit under the pension plans after crediting an additional two or three years of age and eligibility and benefit service using the annual base salary and target AIP award at the time of termination for purposes of determining final average compensation under the pension plans;

•	credit for an additional two or three years of age and two or three years of eligibility service under the retiree health and retiree life insurance benefits;

•	a lump-sum payment within 30 calendar days equal to two or three times the annual base salary rate at the time of termination times a specified percentage rate of Exelis’ contributions to the Exelis ISP and the Exelis Excess Savings Plan;

•	if payments triggered by a change-of-control would be subject to an excise tax under Section 4999 of the Code, then either: (1) the payments will be reduced by the amount needed to avoid triggering the tax, or (2) there will be no reduction of the payments, depending on which alternative leaves the executive in the best after-tax position; and

•	one year of outplacement services.

Messrs. Melcher, Milligan, Young and Procopio and Ms. Davidson are covered at the higher level of benefits. The Potential Post-Employment Compensation tables below provide additional information.

Change of Control Arrangements

The payment or vesting of awards or benefits under each of the plans listed below would be accelerated upon the occurrence of a change of control of Exelis, either alone or in combination with a qualifying termination of employment. The change of control provisions in these plans are intended to provide protections in the context of change of control transaction so that the executives can focus on preserving value for shareholders when evaluating situations that, without change of control provisions, could be personally adverse to the executive. For substantially all of the plans listed below there would be a change of control of Exelis if one of the following acceleration events occurred:

1. A report on Schedule 13D was filed with the SEC disclosing that any person, other than Exelis or one of its subsidiaries or any employee benefit plan that is sponsored by Exelis or a subsidiary, had become the beneficial owner of 20% or more of Exelis’ outstanding stock;

2. A person other than Exelis or one of its subsidiaries or any employee benefit plan that is sponsored by Exelis or a subsidiary purchased Exelis shares in connection with a tender or exchange offer, if after consummation of the offer the person purchasing the shares is the beneficial owner of 20% or more of Exelis’ outstanding stock;

3. The consummation of:

(a) any consolidation, business combination or merger of Exelis other than a consolidation, business combination or merger in which the shareholders of Exelis immediately prior to the merger would hold 50% or more of the combined voting power of Exelis or the surviving corporation of the merger and would have the same proportionate ownership of common stock of the surviving corporation that they held in Exelis immediately prior to the merger; or

(b) any sale, lease, exchange or other transfer of all or substantially all of the assets of Exelis;

4. A majority of the members of the Board of Directors of Exelis changed within a 12-month period, unless the election or nomination for election of each of the new Directors by Exelis’ shareholders had been approved by two-thirds of the Directors still in office who had been Directors at the beginning of the 12-month period or whose nomination for election or election was recommended or approved by a majority of Directors who were Directors at the beginning of the 12-month period; or

5. Any person other than Exelis or one of its subsidiaries or any employee benefit plan sponsored by Exelis or a subsidiary became the beneficial owner of 20% or more of Exelis outstanding stock.

The excess pension plans, the excess savings plan, the deferred compensation plan, and the special senior executive severance pay plan obligations will be funded using a grantor trust, often referred to as a “Rabbi Trust,” the assets of which would remain subject to the claims of our creditors in the event of our insolvency, no later than the time an acceleration event occurs as defined in the trust. Pre-2005 vested benefits under the excess pension plans and the deferred compensation plan will be paid at the time an acceleration event occurs as defined in such plans. Benefits payable under the excess savings plan, the excess pension plans and deferred compensation plan that vested on or after January 1, 2005 become payable when a change in control occurs as defined in such plans.

The following Exelis plans have change of control provisions:

•	2011 Omnibus Incentive Plan;

•	Amended and Restated Exelis 2011 Omnibus Incentive Plan (adopted by shareholders May 9, 2012);

•	2003 Equity Incentive Plan;

•	1996 Restricted Stock Plan for Non-management Directors;

•	Exelis Inc. Annual Incentive Plan for Executive Officers (approved by shareholders for purposes of Section 162(m) of the Code on May 8, 2013);

•	Exelis Inc. Special Senior Executive Severance Pay Plan;

•	Exelis Inc. Enhanced Severance Pay Plan;

•	Exelis Deferred Compensation Plan;

•	Exelis Inc. Excess Savings Plan; and

•	Excess Pension Plans.

Potential Post-Employment Compensation

Executive	Resignation (a) ($)	Termination For Cause (b) ($)	Death (c) ($)	Disability (d) ($)	Termination Not For Cause (e) ($)	Termination Not For Cause or With Good Reason After Change of Control (f) ($)
David F. Melcher (Total)	10,319,655	1,367,734	15,371,806	14,687,939	14,229,795	25,142,000
—Cash Severance(1)	0	0	0	0	3,906,000	5,859,000
—Unvested Non-Equity Awards(2)	2,800,000	0	2,800,000	2,800,000	2,800,000	2,447,467
—Unvested Equity Awards(3)	6,151,921	0	11,887,939	11,887,939	6,151,921	11,887,939
—Non-Qualified Retirement Benefits(4)(5)	1,367,734	1,367,734	683,867	0	1,367,734	4,866,385
—Other Non-Qualified Benefits(6)	0	0	0	0	4,140	81,209
—Best Net Cutback Amount(7)	NA	NA	NA	NA	NA	0
Peter J. Milligan (Total)	54,216	54,216	3,730,503	3,680,665	1,724,478	6,600,628
—Cash Severance(1)	0	0	0	0	682,550	2,673,990
—Unvested Non-Equity Awards(2)	0	0	717,000	717,000	249,132	628,132
—Unvested Equity Awards(3)	0	0	2,963,665	2,963,665	737,351	2,963,665
—Non-Qualified Retirement Benefits(4)(5)	54,216	54,216	49,838	0	54,216	257,238
—Other Non-Qualified Benefits(6)	0	0	0	0	1,229	77,603
—Best Net Cutback Amount(7)	NA	NA	NA	NA	NA	0
Ann D. Davidson (Total)	2,037,748	566,906	2,699,625	2,416,172	2,596,056	6,160,382
—Cash Severance(1)	0	0	0	0	546,667	2,029,500
—Unvested Non-Equity Awards(2)	469,000	0	469,000	469,000	469,000	410,771
—Unvested Equity Awards(3)	1,001,842	0	1,947,172	1,947,172	1,001,842	1,947,172
—Non-Qualified Retirement Benefits(4)(5)	566,906	566,906	283,453	0	566,906	1,671,746
—Other Non-Qualified Benefits(6)	0	0	0	0	11,641	101,193
—Best Net Cutback Amount(7)	NA	NA	NA	NA	NA	0
Christopher D. Young (Total)	4,549,812	3,249,379	3,747,523	2,122,834	5,350,880	11,494,793
—Cash Severance(1)	0	0	0	0	779,200	1,928,520
—Unvested Non-Equity Awards(2)	399,000	0	399,000	399,000	399,000	348,764
—Unvested Equity Awards(3)	901,433	0	1,723,834	1,723,834	901,433	1,723,834
—Non-Qualified Retirement Benefits(4)(5)	3,249,379	3,249,379	1,624,689	0	3,249,379	7,385,874
—Other Non-Qualified Benefits(6)	0	0	0	0	21,868	107,801
—Best Net Cutback Amount(7)	NA	NA	NA	NA	NA	0
A. John Procopio (Total)	4,234,033	3,077,572	3,858,556	2,319,770	4,985,975	9,332,139
—Cash Severance(1)	0	0	0	0	737,000	1,824,075
—Unvested Non-Equity Awards(2)	362,600	0	362,600	362,600	362,600	317,603
—Unvested Equity Awards(3)	793,861	0	1,957,170	1,957,170	793,861	1,957,170
—Non-Qualified Retirement Benefits(4)(5)	3,077,572	3,077,572	1,538,786	0	3,077,572	5,135,877
—Other Non-Qualified Benefits(6)	0	0	0	0	14,942	97,414
—Best Net Cutback Amount(7)	NA	NA	NA	NA	NA	0

(1)	Mr. Melcher is covered under the Melcher Employment Letter. Under the Melcher Employment Letter, Exelis will pay a severance benefit equal to two times the sum of the annual base salary, (which annual base salary was $930,000 on December 31, 2014), in effect on the scheduled termination date and the target annual incentive as of the scheduled termination date, if terminated other than for cause unless termination occurs after the normal retirement date (Normal retirement date is the first day of the month which follows Mr. Melcher’s 65th birthday.) Messrs. Milligan, Young and Procopio and Ms. Davidson are covered under the Exelis Senior Executive Severance Pay Plan. Under that plan Mr. Milligan will receive a severance benefit equal to 17 months, Ms. Davidson will receive a severance benefit equal to 16 months, and Messrs. Young and Procopio will receive a severance benefit equal to 24 months, of base salary if terminated other than for cause unless termination occurs after the normal retirement date. In the event of a change of control Messrs. Melcher, Milligan, Young and Procopio and Ms. Davidson are covered under the Exelis Special Senior Executive Severance Pay Plan, described above at “Compensation Discussion and Analysis — Severance Plan Arrangements” and under the terms of the plan would be paid a lump sum payment equal to three times current annual base salary rate ($930,000, $481,800, $389,600, $368,500, $410,000, respectively) paid plus three times the target AIP. Further information regarding post-employment compensation is provided in the Pension Benefits for 2014 and Non-Qualified Deferred Compensation for 2014 tables. The bonus calculation excluded the value of the completed performance period, as it does not represent incremental compensation with respect to column (e).
(2)	Should Mr. Milligan resign or be terminated for cause, his TSR awards are forfeited. Should Messrs. Melcher, Young and Procopio and Ms. Davidson be terminated for cause, their TSR awards are forfeited. Should Messrs. Melcher, Young and Procopio and Ms. Davidson resign or be terminated other than for cause, and if they have complied with the restrictive covenants described Under “Compensation Discussion and Analysis — Restrictive Covenants for Exelis Long-Term Incentive Awards”, each will be eligible to receive payment, if any, for any outstanding TSR awards, with payment and timing thereunder in accordance with Section 409A of the Code. In the event of death or disability each of Messrs. Melcher, Milligan, Young and Procopio and Ms. Davidson would receive payment, if any, for outstanding TSR awards. In the event of termination without cause and without acceptance of or compliance with the restrictive covenants, each would receive payment, if any, based on a pro-rata portion of the outstanding TSR award as of the termination date, based on the Company’s performance during the three-year period, in accordance with Section 409A of the Code. In the event of an acceleration event in a change of control, the each TSR award will be paid through the date of the change of control based on actual performance and the balance of the award will be paid at target (100%).
(3)	Equity awards vest according to the terms described in “Compensation Discussion and Analysis — Long-Term Incentive Awards Program”. Unvested equity awards reflect the market value of restricted stock, RSUs, and in-the-money value of options based on the Exelis December 31, 2014 closing stock price of $17.53.
(4)	Column (a) and column (b) amounts reflect present value of the annual vested benefit payable under the Exelis Excess Pension Plan, as of December 31, 2014 assuming retirement at age 65. Column (c) provides the value of the benefit payable to the executive’s beneficiary upon death. Column (d) is inapplicable because disability would not affect retirement benefits. Column (e) provides the present value of the annual vested benefit payable under the Exelis Excess Pension Plan as of December 31, 2014 assuming retirement at age 65. Column (f) provides the lump sum payable by Exelis in accordance with the Exelis Special Senior Executive Severance Pay Plan in the event of a change of control.
(5)	No additional Exelis Excess Savings Plan payments are made in the event of voluntary or involuntary termination, or termination for cause. In the case of death or disability, the participant is 100% vested in the Exelis match. Column (f) reflects the additional cash payment representing Exelis contributions, which would be made following a change of control as described in the “Special Senior Executive Severance Pay Plan” above.

(6)	Other non-qualified benefits. Amounts shown in column (e): In the event of termination not for cause, Exelis will pay the company’s portion of medical and life insurance premiums for two years for Mr. Melcher ($792 and $3,348, respectively), Mr. Young ($20,464 and $1,404, respectively) and Mr. Procopio ($13,614 and $1,328, respectively), and Exelis will pay the company’s portion of medical and life insurance premiums for 17 months for Mr. Milligan ($0 and $1,229, respectively), and 16 months for Ms. Davidson ($10,657 and $984, respectively). In the event of a change in control, amounts shown in column (f) include, as provided in the Exelis Special Senior Executive Severance Pay Plan, one year of outplacement services in the amount of $75,000 based on a current competitive bid and Exelis will also pay medical and life insurance premiums for three years for Mr. Melcher ($1,187 and $5,022 respectively), Mr. Milligan ($0 and $2,603, respectively), Ms. Davidson ($23,979 and $2,214, respectively), Mr. Young ($30,695 and $2,106, respectively), and Mr. Procopio ($20,421 and $1,993, respectively).
(7)	Amounts in column (f), Best Net Cutback Amount, assume termination occurs immediately upon a change of control based on the Exelis December 31, 2014 closing stock price of $17.53.

Non-management Director Compensation:

The Board of Directors typically reviews non-management Director compensation on a biennial basis. Non-management Director compensation was last reviewed in May 2014. Upon the recommendation of Pay Governance LLC, an independent compensation consulting firm, and after review by the Compensation Committee, the Exelis Nominating and Governance Committee recommended, and the full Board of Directors of Exelis approved, a total compensation level of $190,000 for Exelis non-management Directors comprised of $100,000 in cash or deferred cash, at each non-management Director’s election, and $90,000 in restricted stock units for the full-year tenure. The full-year tenure extends from the date of the Annual Meeting to the day prior to the next Annual Meeting. Incremental pay for the full-year tenure includes an additional $17,500 cash retainer for the Audit Committee Chair, $15,000 for the Compensation and Personnel Committee chair and $10,000 for the Nominating and Governance Committee Chair. The non-executive Chairman of the Board receives an additional $125,000 comprised of $62,500 in cash retainer and $62,500 in restricted stock units for the full-year tenure. The incremental payments for the Committee Chairs and the non-executive Chairman were based on the significant responsibilities involved with these positions and a consideration of current competitive data. Directors choosing deferred cash may elect to have the deferred cash deposited into an interest-bearing cash account, at an interest rate determined as of the Company’s annual meeting, or deposited into an account that tracks the performance of Exelis common stock.

Key features of Director RSUs:

•	Accrue dividend equivalents during the restriction period. Accrued dividends are paid on vesting.

•	Settle in shares.

•	Vest the day immediately prior to the Annual Meeting date or upon separation from service for any of the following reasons.

•	the Director’s death;

•	the Director’s Disability (complete and permanent inability of the Director to perform all of his or her duties as a member of the Board); or

•	the Director’s retirement from the Board at or after age 72.

•	the Director’s separation from service on account of the acceptance by the Director of a position (other than an honorary position) in the government of the United States, any State or any municipality or any subdivision thereof or any organization performing any quasi-governmental function.

•	If the Director’s service on the Board terminates for any reason other than one listed above prior to the vesting date, the Award shall be forfeited immediately.

The following table sets forth information concerning the 2014 compensation awarded to non-management Directors of Exelis for the fiscal year ending December 31, 2014.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Ralph F. Hake	162,500	152,500	315,000
John J. Hamre	110,000	90,000	200,000
Paul J. Kern	115,000	90,000	205,000
Herman E. Bulls	100,000	90,000	190,000
Patrick J. Moore	117,500	90,000	207,500
Mark L. Reuss	100,000	90,000	190,000
Billie I. Williamson	100,000	90,000	190,000
R. David Yost	100,000	90,000	190,000

(1)	Non-management Directors had the choice to irrevocably elect deferral of their cash retainer into an interest-bearing cash account or an account that tracks the performance of Exelis stock.
(2)	Amounts reflect the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (“FASB ASC Topic 718”). Other than Messrs. Hake, Hamre, Kern and Moore, the Non-executive Chair and Committee Chairs respectively, non-management Directors do not receive differing amounts of equity compensation. The grant date fair value for restricted stock units was $17.57 per unit, the closing price of Exelis stock on the grant date, which was May 7, 2014.

The table below represents restricted stock, restricted stock units and stock options outstanding as of December 31, 2014 for our non-management Directors.

Restricted Stock, Restricted Stock Unit and

Stock Option Awards Outstanding at Fiscal Year-End

Name	Outstanding Restricted Stock and Restricted Stock Unit Awards(#)	Outstanding Stock Option Awards(#)
Herman E. Bulls	13,958	—
Ralph F. Hake	40,586	10,640
John J. Hamre	31,027	6,325
Paul J. Kern	5,568	9,836
Patrick J. Moore	15,976	—
Mark L. Reuss	5,568	—
Billie I. Williamson	5,568	—
R. David Yost	27,400	—

All Exelis non-management Directors were granted restricted stock units under the 2011 Plan. Restricted shares previously awarded under the ITT 1996 Plan, which preceded the ITT 2003 Plan and under which restricted shares are still outstanding, provided that each Director’s restricted shares are held in escrow and may not be transferred in any manner until one of the following events occurs:

•	the fifth anniversary of the grant of the shares unless extended as described below;

•	the Director retires at age 72;

•	there is a change of control of the Company;

•	the Director becomes disabled or dies;

•	the Director’s service is terminated in certain specified, limited circumstances; or

•	any other circumstance in which the Compensation Committee believes, in its sole discretion, that the purposes for which the grants of restricted stock were made have been fulfilled and, as such, is consistent with the intention of the 1996 Plan.

Under the ITT 2003 Plan and the 1996 ITT Restricted Stock Plan for non-Management Directors (the “ITT 1996 Plan”), non-management Directors may choose to extend the restriction period for not more than two successive five-year periods, or until six months and one day following the non-management Director’s termination from service from the Board of Directors under certain permitted circumstances. Under the 2011 Plan, non-management Directors may choose to extend the restriction period until the date the Director separates from service or the earlier of the separation from service date or a date selected subsequent to the scheduled vesting date. The non-management Director may make a subsequent deferral election for a period of not less than five years from the date such amounts would otherwise have been settled and paid under the deferral election then in effect, subject to Section 409A of the Code. Section 409A is a Code section that deals specifically with non-qualified deferred compensation plans and provides requirements and rules for timing of deferrals and distributions under those plans.

The ITT 1996 Plan also provided that if a Director ceased serving on the Board under any other circumstances, shares with respect to which the ITT 1996 Plan restrictions have not been lifted would be forfeited. Under the ITT 2003 Plan, the period of restriction for restricted stock awarded is five years. The Nominating and Governance Committee and the Compensation Committee may determine that a Director, whose service from the Board of Directors is terminated, has fulfilled the purpose for which the grant of restricted stock was made and lift the restriction for all or a portion of restricted stock awards. Time and form of payment for outstanding restricted stock received after 2004, as well as elections to have the cash retainer deferred after 2004, have been modified, with the consent of each Director, to comply with Section 409A of the Code.

Director Expenses:

Exelis reimburses non-management Directors for expenses they incur to travel to and from Board of Director, Committee and shareholder meetings and for other Company-business related expenses (including travel expenses of spouses if they are specifically invited to attend an event for appropriate business purposes). Such travel may include use of the Company aircraft, if available and approved in advance by the Chief Executive Officer and President of Exelis. Director airfare is reimbursed at no greater than first-class travel rates.

Indemnification and Insurance:

As permitted by its By-laws, Exelis indemnifies its Directors to the full extent permitted by law and maintains insurance to protect the Directors from liabilities, including certain instances where it could not otherwise indemnify them. All Directors are covered under a non-contributory group accidental death and dismemberment policy that provides each of them with $1,500,000 of coverage. They may elect to purchase additional coverage under that policy for them and their family members. Non-management Directors also may elect to participate in an optional non-contributory group life insurance plan that provides $100,000 of coverage.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information:

The following table sets forth information concerning the shares of common stock that may be issued under equity compensation plans as of December 31, 2014.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Millions)		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (Millions)
Equity Compensation Plans Approved by Security Holders(1)(2)	10.79	(3)	10.74	(4)	16.4	(5)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	10.79		10.74		16.4

(1)	Equity compensation plans approved by shareholders include the ITT 1996 Plan, the ITT 2003 Plan, the 2011 Plan and the Amended 2011 Plan, which was approved by the Company’s shareholders at the 2013 Annual Meeting.

(2)	All of the securities reflected in this column are under the 2011 Plan and the Amended 2011 Plan, as no additional awards may be granted under the other plans referred to in footnote (1) above other than the Amended 2011 Plan. However, securities subject to outstanding awards under the plans referred to in footnote (1) that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares, are settled in cash in lieu of shares, or are exchanged for awards not involving shares, will be available again for grant under the Amended 2011 Plan.
(3)	The weighted-average remaining contractual life of the total number of outstanding options was 7.0 years as disclosed in Note 14 to the financial statements in this Annual Report on Form 10-K. Exelis has 2.63 million restricted stock unit awards outstanding as of December 31, 2014. When added to the 10.79 million options outstanding, Exelis has a total of 13.42 million awards outstanding as of December 31, 2014.
(4)	The weighted-average exercise price pertains only to 10.79 million of outstanding options and excludes outstanding restricted stock units, as restricted stock units do not have exercise prices.
(5)	As of December 31, 2014, the number of shares available for future issuance under the Amended 2011 Plan with respect to options and restricted stock unit awards was approximately 16.4 million shares, which is included in the total above.

Stock Ownership of Directors and Executive Officers:

The following table shows, as of January 31, 2015, the beneficial ownership of Exelis common stock and options exercisable within 60 days of that date by each Director, by each of the executive officers named in the Summary Compensation Table, and by all Directors and executive officers as a group. In addition, we have provided information about ownership of options and restricted stock units that provide economic linkage to Exelis common stock but do not represent actual beneficial ownership of shares.

The number of shares beneficially owned by each non-management Director or executive officer has been determined under the rules of the SEC, which provide that beneficial ownership includes any shares as to which a person has the right to acquire beneficial ownership within 60 days through the exercise of any option or other right. Unless otherwise indicated, each non-management Director or executive officer has sole dispositive and voting power or shares those powers with his or her spouse.

There were 185,810,234 shares of Exelis common stock outstanding on January 31, 2015.

Stock Ownership of Directors and Executive Officers (1)

		Amount and Nature of Beneficial Ownership							Additional Economic Linkage Information
Name of Beneficial Owner	Title of Class	Common Stock		Options(2)	Restricted Stock Units	Total Shares Beneficially Owned(3)		Percentage of Class Beneficially Owned	Total Options	Total Restricted Stock Units
David F. Melcher	Common Stock	267,479	(4)	3,535,507	—	3,802,986		2.047%	413,612	311,651
Herman E. Bulls	Common Stock	12,367		—	8,390	20,757		0.011%	—	13,958
Ralph F. Hake	Common Stock	34,728	(5)	10,640	28,909	74,277	(5)	0.040%	10,640	38,344
John J. Hamre	Common Stock	30,022		6,325	23,087	59,434		0.032%	6,325	28,655
Paul J. Kern	Common Stock	38,018		9,836	—	47,854		0.026%	9,836	5,568
Patrick J. Moore	Common Stock	14,110	(6)	—	17,365	31,475		0.017%	—	22,933
Mark L. Reuss	Common Stock	20,086		—	—	20,086		0.011%	—	5,568
Billie I. Williamson	Common Stock	20,407	(7)	—	—	20,407	(7)	0.011%	—	5,568
R. David Yost	Common Stock	20,000		—	21,832	41,832		0.023%	—	27,400
Peter J. Milligan	Common Stock	66,724		841,118	—	907,842		0.489%	945,187	78,370
Ann D. Davidson	Common Stock	55,917		632,578	—	688,495		0.371%	700,781	51,445
Christopher D. Young	Common Stock	69,567		517,706	—	587,273		0.316%	576,646	45,241
A. John Procopio	Common Stock	19,573		249,061	—	268,634		0.145%	301,761	64,886
All Directors and Executive Officers as a Group (20 persons)	Common Stock	715,702		6,249,040	99,583	7,064,325		3.802%	3,555,140	760,293

(1)	Share ownership information provided in this table is inclusive of the post spin-off of Vectrus, Inc. conversion ratio share amounts. The spin conversion ratio share amounts will be reflected in the reporting owners’ 2015 Form 4 filings.”
(2)	More detail on outstanding option awards held by Messrs. Melcher, Milligan, Young and Procopio and Ms. Davidson is provided in the “2014 Outstanding Equity Awards Fiscal Year-End” table.
(3)	With respect to non-management Directors, total shares beneficially owned include shares underlying restricted stock units that have vested, but where delivery of the underlying shares is deferred until a later date.
(4)	Includes 3,000 shares held by Mr. Melcher’s spouse as to which Mr. Melcher disclaims beneficial ownership. Includes 1,383 shares acquired through dividend reinvestments on January 5, 2015.

(5)	Includes 12,566 shares held by a family trust of which Mr. Hake is the trustee and as to which Mr. Hake disclaims beneficial ownership
(6)	Includes 10,000 shares held by trust of which Mr. Moore and his spouse are trustees and of which Mr. Moore’s spouse is a beneficiary.
(7)	Includes 208 shares held by the Ida Family Limited Partnership, of which Ms. Williamson is the general partner.

Security Ownership of Certain Beneficial Owners:

The following table sets forth the number of shares of our common stock beneficially owned, directly or indirectly, be each person known to us to beneficially own more than 5% of our outstanding common stock. This information is based solely upon the beneficial ownership of these persons as reported to us as of the date of the most recent Schedule 13D or 13G filed with the SEC on behalf of such person. Each person or entity has sole voting and investment power with respect to the shares beneficially owned by that person or entity, except as otherwise indicated. This information does not include holdings by the trustee with respect to individual participants in the Exelis Salaried Investment and Savings Plan. The percentages below are based on the number of shares of our common stock issued and outstanding as of December 31, 2014.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
BlackRock, Inc.(1)	13,563,730	7.3%
40 East 52nd Street, New York, NY 10022

Vanguard Group(2) 100 Vanguard Blvd. Malvern, PA 19355	11,047,508	5.9%

(1)	As reported on a Schedule 13G filed on January 26, 2015, BlackRock, Inc. has sole voting power with respect to 12,225,354 shares, shared voting power with respect to 0 shares, shared dispositive power with respect to 0 shares and sole dispositive power with respect to 13,563,730 shares.
(2)	As reported on a Schedule 13G filed on February 11, 2015, Vanguard Group has sole voting power with respect to 126,425 shares, shared voting power with respect to 0 shares, and sole dispositive power with respect to 10,937,583 shares and shared dispositive power with respect to 109,925 shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies for Approving Related Person Transactions:

The Company and the Board have adopted formal written policies for evaluation of potential related person transactions, as those terms are defined in the SEC’s rules for executive compensation and related person disclosure, which provide for review and pre-approval of transactions which may or are expected to exceed $120,000 involving non-management Directors, Executive Officers, beneficial owners of five percent or more of the Company’s common stock or other securities and any immediate family of such persons. The Company’s policy generally groups transactions with related persons into two categories: (1) transactions requiring the approval of the Nominating and Governance Committee and (2) certain transactions, including ordinary course transactions below established financial thresholds, that are deemed pre-approved by the Nominating and Governance Committee. In reviewing related person transactions that are not deemed pre-approved for approval or ratification, the Nominating and Governance Committee considers the relevant facts and circumstances, including:

•	Whether terms or conditions of the transaction are generally available to third-parties under similar terms or conditions;

•	Availability of alternative suppliers or customers;

•	Level of interest or benefit to the related person; and

•	Benefit to the Company.

The Nominating and Governance Committee is deemed to have pre-approved certain transactions identified in Item 404(a) of Regulation S-K that are not required to be disclosed even if the amount involved exceeds $120,000. In addition, any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director and/or beneficial owner of less than 10% of that company’s shares is deemed pre-approved; provided, however, that with respect to directors, if a director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, such transaction shall be reviewed by the Nominating and Governance Committee and not considered appropriate for automatic pre-approval. Regardless of whether a transaction is deemed pre-approved; all transactions in any amount are required to be reported to the Nominating and Governance Committee. Subsequent to the adoption of the written procedures above, the Company has followed these procedures regarding all reportable related person transactions. The Company’s Related Person Transaction Policy is posted on the Company’s website at: http://investors.exelisinc.com/phoenix.zhtml?c=248208&p=irol-govhighlights.

Director Independence:

The Company’s By-laws require that a majority of the Directors must be independent directors. Additionally, the Company’s non-management Directors must meet the independence standards of the NYSE and the Company’s Corporate Governance Principles. The Charters of the Audit, Compensation and Personnel and Nominating and Governance Committees require all members of those committees to be independent directors in accordance with the rules of the NYSE.

Each year, the Company’s Directors and executive officers complete annual questionnaires designed to elicit information about potential related person transactions. Additionally, Directors and executive officers must promptly advise the Corporate Secretary if there are any changes to the information previously provided.

The Nominating and Governance Committee annually reviews and considers all relevant facts and circumstances with respect to independence for each Director standing for election prior to recommending selection as part of the slate of Directors presented to the shareholders for election at the Company’s Annual Meeting. The Nominating and Governance Committee reviews its recommendations with the full Board, which separately considers and evaluates the independence of Directors standing for re-election using the standards described above on an annual basis.

In February 2015, the Board considered regular commercial sales and payments in the ordinary course of business as well as charitable contributions with respect to each of the non-management Directors. In particular, the Board evaluated the amount of sales to Exelis or purchases by Exelis with respect to companies where any of the Directors serve or served as an employee, executive officer or director.

In no instance was a Director a current employee, or was an immediate family member of a Director a current executive officer of a company that has made payments to, or received payments from the Company for property or services in an amount which, in any of the last three fiscal years, exceeded the greater of $1 million, or 2% of each respective company’s consolidated gross revenues. The Board also considered the Company’s charitable contributions to non-profit organizations with respect to each of the non-management Directors. No contribution exceeded 1% of the consolidated gross revenues of any non-profit organization. With respect to each non-management Director, Exelis made no contribution of $120,000 or greater to any charitable or non-profit organization.

In affirmatively determining the independence of Directors who serve on the Compensation Committee, the Board also considered other factors it considered relevant to determining whether any such Director has a relationship to the Company which is material to that Director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including among other things, the source of compensation of each such Director, including any consulting, advisory or other compensatory fees paid by the Company, and whether the Director has an affiliate relationship with the Company, a subsidiary of the Company, or an affiliate of a subsidiary of the Company.

Based on its annual review, the Board of Directors has affirmatively determined, after considering all relevant facts and circumstances, that each of Messrs. Bulls, Hake, Hamre, Kern, Moore, Reuss and Yost, and Ms. Williamson is independent and none has a material relationship with the Company and that all non-management Directors, including all members of the Audit, Compensation and Personnel and Nominating and Governance Committees meet NYSE corporate governance rules and independence standards for listed companies, which is also the independence standard for directors as set forth in the Company’s Corporate Governance Principles. Material

relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships, among others. Mr. Melcher is the Chief Executive Officer and President of Exelis and is not an independent director.

Governance Principles

The Board of Directors has adopted the Corporate Governance Principles and charters for each of its standing committees. The Corporate Governance Principles provide, among other things, that the Board of Directors is responsible for selecting the Chairman of the Board of Directors and the Chief Executive Officer in any way it considers in the best interests of the Company. The Board of Directors of the Company has determined that the Chairman should be a non-executive chair, to provide additional guidance, advice, and counsel and to allow the Chief Executive Officer and President to focus on managing Exelis businesses and strategy. The non-executive chair presides at regularly scheduled private sessions of the non-management Directors and, with input from the Chief Executive Officer, establishes the agenda for meetings of the Board of Directors. The Corporate Governance Principles further provide that Directors must be able to devote the requisite time for preparation and attendance at regularly scheduled Board of Directors and Board of Directors Committee meetings, as well as be able to participate in other matters necessary for good corporate governance. To help assure that Directors are able to fulfill their commitments to the Company, the Corporate Governance Principles provide that Directors who are chief executive officers of publicly traded companies may serve on not more than two public company boards (including the Exelis Board of Directors) in addition to service on their own board and other Directors who are not chief executive officers of publicly traded companies may not serve on more than four public company boards (including the Exelis Board of Directors). The Corporate Governance Principles and Committee charters are reviewed by the Board at least annually and posted on the Company’s website at http://www.exelisinc.com/investors/Pages/Corporate-Governance.aspx. A copy of the Corporate Governance Principles will be provided, free of charge, to any shareholder upon request to the Corporate Secretary of Exelis.

Communication with the Board of Directors

The Board of Directors has established a process by which shareholders and other interested parties may communicate directly with the Board of Directors or the non-management directors as a group or with the Chairman of the Board. If a shareholder or other interested party wishes to so communicate directly, such person may do so by submitting a letter in writing and addressed to the Board or the non-executive directors, to the attention of the Chief Legal Officer and Corporate Secretary via email to boardofdirectors@exelisinc.com or the company’s headquarters address. The Chief Legal Officer and Corporate Secretary or his or her delegate handles communications to the Board of Directors as a group and to any and all individual members of the Board of Directors, in accordance with procedures approved by the Board of Directors. Communications relating to accounting, internal controls and auditing matters shall be brought to the attention of the Audit Committee and handled as directed by the Audit Committee.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is summary information about Deloitte & Touche fees for services during fiscal years 2014 and 2013:

	Fiscal Year Ended
	2014	2013
Audit Fees(1)	$4,153,250	$3,477,500
Audit-Related Fees(2)	$3,651,105	$1,682,569
Tax Fees(3)	$188,587	1,253,915
All Other Fees(4)	—	—
Total	$7,992,942	$6,413,984

(1)	Fees for audit services billed in 2014 and 2013 consisted of:

•	Audit of the Company’s annual consolidated financial statements;

•	Audit of the internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for the years ended December 31, 2014 and 2013; and

•	Reviews of the Company’s quarterly financial statements.

(2)	Audit-related fees reflect fees for services that are related to the performance of the audit or review of the Company’s financial statements, including the support of business acquisition and divestiture activities (including the spin-off of Vectrus, Inc.) and audits of employee benefit plans. Fees incurred in 2014 and 2013 include fees associated with the stand-alone audit of one of our subsidiaries.
(3)	Fees for tax services consisted of tax compliance and tax planning.
(4)	No other fees were billed in 2014 or 2013.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee pre-approves audit and permitted non-audit services provided by Deloitte. The Audit Committee has also adopted a policy on pre-approval of permitted audit related and non-audit services provided by Deloitte and permitted certain non-audit services provided by outside internal audit service providers. The purpose of the policy is to identify thresholds for services, project amounts and circumstances where Deloitte and any outside internal audit service providers may perform permitted non-audit services. A second level of review and approval by the Audit Committee is required when such permitted non-audit services, project amounts, or circumstances exceed specified amounts.

The Audit Committee has determined that, where practical, all permitted non-audit services shall first be placed for competitive bid prior to selection of a service provider. Management may select the party deemed best suited for the particular engagement, which may or may not be Deloitte. Providers other than Deloitte shall be preferred in the selection process for permitted non-audit service-related work. The policy and its implementation are reviewed and reaffirmed on a regular basis to assure conformance with applicable rules.

The Audit Committee has approved specific categories of audit, audit-related and tax services incremental to the normal auditing function, which Deloitte may provide without further Audit Committee pre-approval. These categories include among others, the following:

1.	Professional services rendered for the audits of the consolidated and combined financial statements, statutory audits, reviews of the quarterly consolidated financial statements and assistance with review of documents filed with the SEC. Due diligence, closing balance sheet audit services, purchase price dispute support and other services related to mergers, acquisitions and divestitures;

2.	Employee benefit advisory services, independent audits and preparation of tax returns for the Company’s defined contribution, defined benefit and health and welfare benefit plans, preparation of the associated tax returns or other employee benefit advisory services;

3.	Tax compliance and certain tax planning; and

4.	Accounting consultations and support related to generally accepted accounting principles (“GAAP”).

The Audit Committee has also approved specific categories of audit-related services, including the assessment and review of internal controls and the effectiveness of those controls, which outside internal audit service providers may provide without further approval.

If fees for any pre-approved non-audit services provided by either Deloitte or any outside internal audit service provider exceed a pre-determined threshold during any calendar year, any additional proposed non-audit services provided by that service provider must be submitted for second-level approval by the Audit Committee. Other audit, audit-related and tax services which have not been pre-approved are subject to specific prior approval. The Audit Committee reviews the fees paid or committed to Deloitte on at least a quarterly basis.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. See Index to Consolidated Financial Statements for a list of the financial statements filed as part of this report.

2. Not applicable.

3. See Exhibit Index for a list of the exhibits filed or incorporated herein as a part of this report.

(b) Financial Statement Schedules are omitted because of the absence of the condition under which they are required or because the information is included in the Consolidated Financial Statements filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 6, 2015, on its behalf by the undersigned, thereunto duly authorized.

EXELIS INC.

By:	/s/ David F. Melcher
David F. Melcher
Chief Executive Officer and President

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(2.1)	Distribution Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(2.2)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.2 of Exelis Inc.’s 10-Q filed October 31, 2014 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682)

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682)

(10.01)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated Restricted Stock Unit Agreement (Stock Settled)	Incorporated by reference to Exhibit 10.01 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.02)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated Restricted Stock Unit Agreement (Cash Settled)	Incorporated by reference to Exhibit 10.02 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.03)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.03 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

(10.04)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated TSR Award Agreement	Incorporated by reference to Exhibit 10.04 of Exelis Inc.’s Form 8-K Current Report filed on March 10, 2014 (CIK No. 1524471, File No. 1-35228).

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.05)	Employee Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.06)	Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.07)	Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.3 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.08)	Transitional Trademark License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.4 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.09)	Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014	Incorporated by reference to Exhibit 10.5 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228).

(10.10)	Exelis Inc. Annual Incentive Plan for Executive Officers	Incorporated by reference to Exelis Inc.’s Definitive Proxy Statement filed on March 27, 2013 (CIK No. 1524471, File No. 1-35228).

(10.11)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.12)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.13)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.14)	ITT Transitional Trademark License Agreement — Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.15)	Exelis Inc. 2011 Omnibus Incentive Plan as Amended and Restated	Incorporated by reference to Exelis Inc.’s Definitive Proxy Statement filed on March 27, 2012 (CIK No. 1524471, File No. 1-35228).

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.16)	Exelis Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.8 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.17)	Exelis Inc. 1997 Annual Incentive Plan	Incorporated by reference to Exhibit 10.9 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.18)	Exelis Salaried Investment and Savings Plan	Incorporated by reference to Exhibit 4.4 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.19)	Exelis Inc. Excess Savings Plan	Incorporated by reference to Exhibit 10.12 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.20)	Exelis Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524471, File No. 333-177605).

(10.21)	Exelis Inc. Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.14 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.22)	Exelis Inc. Enhanced Severance Pay Plan	Incorporated by reference to Exhibit 10.15 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.23)	Exelis Inc. Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.17 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.24)	Exelis Excess Pension Plan IA (formerly known as The ITT Excess Pension Plan IA and the ITT Industries excess Pension Plan IA). Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011.	Incorporated by reference to Exhibit 10.18 of Exelis Inc.’s Form 10-Q Quarterly Report filed on August 8, 2013 (CIK No. 1524471, File No. 1-35228).

(10.25)	Exelis Excess Pension Plan IB (formerly known as The ITT Excess Pension Plan IB and the ITT Industries excess Pension Plan IB). Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011.	Incorporated by reference to Exhibit 10.19 of Exelis Inc.’s Form 10-Q Quarterly Report filed on August 8, 2013 (CIK No. 1524471, File No. 1-35228).

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.26)	Exelis Excess Pension Plan IIA (formerly known as the ITT Excess Pension Plan IIA, the ITT Excess Pension Plan II, and the ITT Industries Excess Pension Plan II, as amended and restated as of July 13, 2004). Originally effective as of January 1, 1998. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011.	Incorporated by reference to Exhibit 10.20 of Exelis Inc.’s Form 10-Q Quarterly Report filed on August 8, 2013 (CIK No. 1524471, File No. 1-35228).

(10.27)	Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB). Effective as of January 1, 2008. Amended and restated as of December 21, 2008, and further amended and restated as of October 31, 2011.	Incorporated by reference to Exhibit 10.21 of Exelis Inc.’s Form 10-Q Quarterly Report filed on August 8, 2013 (CIK No. 1524471, File No. 1-35228).

(10.28)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders’ Grant	Incorporated by reference to Exhibit 10.24 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.29)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant	Incorporated by reference to Exhibit 10.25 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.30)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2010 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.26 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.31)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2011 TSR Replacement (Stock Settled)	Incorporated by reference to Exhibit 10.27 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.32)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — Founders’ Grant (Stock Settled)	Incorporated by reference to Exhibit 10.28 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.33)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Stock Settled)	Incorporated by reference to Exhibit 10.29 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.34)	Form of Exelis Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant (Cash Settled)	Incorporated by reference to Exhibit 10.30 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.35)	Form of Exelis Inc. 2011 Omnibus Incentive Plan 2011 Restricted Stock Unit Award Agreement — Non-Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.31 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.36)	Form of Exelis Inc. 2011 Omnibus Incentive Plan General Restricted Stock Unit Award Agreement — Non Employee Director (Stock Settled)	Incorporated by reference to Exhibit 10.32 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.37)	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.33 of Exelis Inc.’s Form 10-Q Quarterly Report filed on November 18, 2011 (CIK No. 1524471, File No. 1-35228).

(10.38)	Employment Agreement between David F. Melcher and Exelis Inc., dated October 4, 2011	Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on October 20, 2011 (CIK No. 1524471, File No. 1-35228).

(10.39)	Form of Exelis Inc. Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.35 of Exelis Inc.’s Form 10-Q Quarterly Report filed on May 4, 2012 (CIK No. 1524471, File No. 1-35228).

(10.40)	Separation Agreement and Complete Release of Liability between Michael R. Wilson and Exelis Inc. dated January 17, 2013	Incorporated by reference to Exhibit 99.1 of Exelis Inc.’s Form 8-K Current Report filed on January 18, 2013 (CIK No. 1524471, File No. 1-35228).

(10.41)	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 23, 2014, among Exelis Inc., the Lenders Named Therein, J.P. Morgan Chase Bank, N.A., as Administrative Agent and Citibank, N.A., as Syndication Agent.	Incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on December 23, 2014 (CIK No. 1524471, File No. 1-35228).

(10.42)	Agreement and Plan of Merger, dated February 5, 2015, by and among Exelis Inc., Harris Corporation and Harris Communication Solutions	Incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Form 8-K Current Report filed on February 6, 2015 (CIK No. 1524471, File No. 1-35228).

(11)	Statement re computation of per share earnings	Information required to be presented in Exhibit 11 is provided in Note 7 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement re computation of ratios	Previously filed.

(21)	Subsidiaries of the Registrant	Previously filed.

(23)	Consent of Independent Registered Public Accounting Firm	Previously filed.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed.

(31.3)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.4)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)	The following materials from Exelis Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements	Previously submitted electronically.