Form 10-Q
period 2015-03-31
Exelis Inc.
filed 2015-05-06
CIK 1524471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 1, 2015 there were 188,049,517 shares of common stock ($0.01 par value per share) outstanding.

Page | 2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2015	2014
Product revenue	$508	$480
Service revenue	277	268
Total revenue	785	748
Cost of product revenue	354	354
Cost of service revenue	218	212
Selling, general and administrative expenses	95	98
Research and development expenses	13	10
Restructuring and asset impairment charges	1	5
Operating income	104	69
Interest expense, net	9	9
Other (income) expense, net	—	(2)
Income from continuing operations before income tax expense	95	62
Income tax expense	36	23
Income from continuing operations	59	39
Income from discontinued operations, net of tax	—	13
Net income	$59	$52
Earnings Per Share
Basic
Continuing operations	$0.32	$0.21
Discontinued operations	$—	$0.07
Net income	$0.32	$0.27
Diluted
Continuing operations	$0.31	$0.20
Discontinued operations	$—	$0.07
Net income	$0.31	$0.27
Weighted average common shares outstanding – basic	186.4	189.6
Weighted average common shares outstanding – diluted	191.5	194.9
Cash dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 3

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended March 31,
	2015	2014
Net income	$59	$52
Other comprehensive income (loss), net of tax
Net foreign currency translation adjustments	(9)	1
Defined benefit plans
Amortization of net actuarial loss included in net periodic benefit cost	18	14
Other comprehensive income (loss), net of tax	9	15
Total comprehensive income	$68	$67

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 4

EXELIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$479	$510
Receivables, net	853	824
Inventories, net	231	225
Deferred tax asset	55	56
Other current assets	47	47
Total current assets	1,665	1,662
Plant, property and equipment, net	422	437
Goodwill	1,973	1,976
Other intangible assets, net	143	150
Deferred tax asset	541	566
Other non-current assets	87	87
Total non-current assets	3,166	3,216
Total assets	$4,831	$4,878
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$229	$238
Advance payments and billings in excess of costs	231	242
Compensation and other employee benefits	120	170
Other accrued liabilities	134	124
Total current liabilities	714	774
Defined benefit plans	2,021	2,072
Long-term debt	649	649
Deferred tax liability	2	2
Other non-current liabilities	135	134
Total non-current liabilities	2,807	2,857
Total liabilities	3,521	3,631
Commitments and contingencies (Note 15)
Shareholders’ equity
Common stock	2	2
Additional paid-in capital	2,621	2,607
Treasury stock	(128)	(128)
Retained earnings	685	645
Accumulated other comprehensive loss	(1,870)	(1,879)
Total shareholders’ equity	1,310	1,247
Total liabilities and shareholders’ equity	$4,831	$4,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page | 5

EXELIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$59	$52
Less income from discontinued operations	—	13
Income from continuing operations	59	39
Adjustments to reconcile net income to net cash used in operating activities from continuing operations:
Depreciation and amortization	25	26
Stock-based compensation	8	8
Restructuring and asset impairment charges	1	5
Payments for restructuring	(2)	(10)
Defined benefit plans expense	20	17
Defined benefit plans payments	(41)	(42)
Change in assets and liabilities
Change in receivables	(30)	(42)
Change in inventories	(8)	(17)
Change in other assets	(1)	(3)
Change in accounts payable	(8)	(31)
Change in advance payments and billings in excess of costs	(10)	(24)
Change in deferred taxes	14	13
Change in other liabilities	(44)	(44)
Other, net	—	(3)
Net cash used in operating activities from continuing operations	(17)	(108)
Investing activities
Capital expenditures	(8)	(7)
Proceeds from the sale of assets	6	3
Net cash used in investing activities from continuing operations	(2)	(4)
Financing activities
Dividends paid	(20)	(20)
Common stock repurchased	—	(24)
Proceeds from the exercise of stock options	12	12
Transfer from Vectrus, net	—	3
Other, net	1	5
Net cash used in financing activities from continuing operations	(7)	(24)
Exchange rate effects on cash and cash equivalents	(5)	—
Net cash used in discontinued operations	—	(50)
Net change in cash and cash equivalents	(31)	(186)
Cash and cash equivalents – beginning of year	510	459
Cash and cash equivalents – end of period	$479	$273

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
On February 5, 2015, we entered into a definitive merger agreement with Harris Corporation ("Harris") under which the Company will become a wholly owned subsidiary of Harris when the transaction closes (Note 17).
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading.
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
On September 27, 2014, the Company completed the spin-off of a part of its military and government services business ("Vectrus, Inc." or "Vectrus", formerly referred to as Mission Systems) through a pro rata distribution of Vectrus common stock to the Company's shareholders. Vectrus was part of the Company’s Information and Technical Services segment. The financial results of Vectrus prior to the completion of its spin-off from Exelis are reported as discontinued operations in these financial statements.

Page | 7

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
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2015 and 2014, net cumulative catch-up adjustments related to prior periods increased / (decreased) operating income by approximately $10 and $(6), respectively, and diluted earnings per share by approximately $0.03 and $(0.02), respectively.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements Recently Adopted
In April 2014, the Financial Accounting Standards Board (FASB) issued final guidance aimed at reducing the frequency of disposals reported as discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation, focusing on strategic shifts that have or will have a major effect on an entity's operations and financial results. The guidance expands the disclosures for discontinued operations, but does not change the presentation requirements for discontinued operations in the income statement. The guidance is effective prospectively for annual periods beginning on or after December 15, 2014, with early adoption permitted, and would only apply to disposals completed subsequent to adoption. We adopted this guidance on January 1, 2015.
Pronouncements Not Yet Adopted
In May 2014, the FASB issued final guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers, aimed at improving comparability within industries, across industries, and across capital markets. The new guidance contains principles, including a five step approach, that an entity will apply to determine the measurement and timing of revenue recognition that will require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures intended to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and the related cash flows. Adoption of this guidance could affect the measurement and timing of revenue recognition on our contracts. The guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initial application of the guidance recognized in retained earnings on the date of initial adoption (simplified transition method). Early adoption is not permitted. We are currently evaluating the methods of adoption and the potential impact of this guidance on our financial position, results of operations and cash flows.
Other new pronouncements issued but not effective until after March 31, 2015 are not expected to have a material impact on our financial position, results of operations or cash flows.

Page | 8

NOTE 3
DISCONTINUED OPERATIONS
On September 27, 2014, the Company completed the previously announced spin-off of Vectrus through a pro rata distribution to the Company's shareholders of one share (in whole shares) of Vectrus common stock for every 18 shares (in whole shares) of the Company's common stock held by such shareholders on September 18, 2014 (the "Record Date"), resulting in a total distribution of approximately 10.5 shares of Vectrus common stock. In connection with the spin-off, Vectrus made a net cash distribution of $136 to a subsidiary of Exelis, which was subsequently reduced by $3 for a working capital adjustment. The Company recognized no gain or loss as a result of the spin-off and the spin-off was structured to qualify as a tax-free transaction to Exelis and its shareholders for U.S. Federal income tax purposes, except to the extent shareholders received cash in lieu of fractional shares. In connection with the spin-off of Vectrus, the Company incurred total separation costs of $7 for the three months ended March 31, 2014, of which $4 has been included in discontinued operations.
The following table summarizes the operating results of Vectrus, which have been included in discontinued operations:

Three Months Ended March 31, 2014
Revenue	$297
Income from discontinued operations, before income tax expense	$20
Income tax expense	7
Income from discontinued operations, net of tax	$13
NOTE 4
EARNINGS PER SHARE
The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for our earnings per share calculations:

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	186.4	189.6
Add: Dilutive impact of stock options	3.5	3.2
Add: Dilutive impact of restricted stock units	1.6	2.1
Diluted weighted average common shares outstanding	191.5	194.9

For the three months ended March 31, 2015 and 2014, we excluded from our diluted share calculation 0.3 and 0.2 shares, respectively, related to stock options and zero and 0.1 shares, respectively, related to restricted stock units, as their effect would have been antidilutive.
NOTE 5
SHAREHOLDERS’ EQUITY
Capital Stock
Authorized capital was comprised of 750 shares of common stock ($0.01 par value per share) and 50 shares of preferred stock (no par value per share) on March 31, 2015 and December 31, 2014. There were 194.9 and 193.0 shares of common stock issued at March 31, 2015 and December 31, 2014, respectively, and 187.7 and 185.7 shares of common stock outstanding at March 31, 2015 and December 31, 2014, respectively. No preferred stock was issued and outstanding at March 31, 2015 and December 31, 2014.
Dividends
On February 19, 2015, our Board of Directors declared a cash dividend of $0.10 per share, payable on April 1, 2015 to shareholders of record on March 13, 2015.

Page | 9

NOTE 6
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in accumulated other comprehensive loss, net of tax, by component, for the three months ended March 31, 2015:

	Net Foreign Currency Translation Adjustments	Unamortized Defined Benefit Plan Costs		Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$8	$(1,887)		$(1,879)
Other comprehensive income (loss) before reclassifications	(9)	—		(9)
Amounts reclassified from accumulated other comprehensive loss	—	18	(a)	18
Other comprehensive income (loss), net of tax	(9)	18		9
Balance at March 31, 2015	$(1)	$(1,869)		$(1,870)

(a)
This accumulated other comprehensive loss component primarily relates to the amortization of net actuarial loss. For the three months ended March 31, 2015, the amortization of net actuarial loss was $18 (net of tax of $11), which is included in the computation of net periodic benefit cost (Note 12).

Unamortized defined benefit plan costs consist primarily of net actuarial loss totaling $1,865 and $1,883, net of tax, as of March 31, 2015 and December 31, 2014, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions.
Unamortized defined benefit plan costs included in accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets were reduced by taxes of $1,221 and $1,232 as of March 31, 2015 and December 31, 2014, respectively. The changes in defined benefit plan costs included in other comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income were reduced by taxes of $11 and $8 for the three months ended March 31, 2015 and 2014, respectively.
NOTE 7
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate, adjusted for discrete items within the period. The comparison of effective income tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended March 31, 2015, the Company recorded an income tax provision of $36 or 37.9% of income from continuing operations before income tax expense as compared to $23 or 37.1% during the same prior year period. The effective income tax rate varies from the federal statutory rate of 35% primarily due to the unfavorable impact of state taxes offset by the favorable impact from the U.S. manufacturing deduction.
Uncertain Tax Positions
As of March 31, 2015 and December 31, 2014, unrecognized tax benefits were $21 and $21, respectively. Unrecognized tax benefits are primarily related to the timing of certain income and deductions and will likely affect the effective income tax rate when settled. We anticipate that substantially all unrecognized tax benefits will decrease within the next twelve months, primarily due to the effective settlement of a pre ITT Spin-off (Note 14) tax audit.

Page | 10

NOTE 8
RECEIVABLES, NET
Receivables, net were comprised of the following:

	March 31, 2015	December 31, 2014
Billed receivables	$350	$358
Unbilled contract receivables	494	459
Other	11	11
Receivables, gross	855	828
Allowance for doubtful accounts	(2)	(4)
Receivables, net	$853	$824
Total billed receivables due from the U.S. Government, either directly or as a subcontractor with the U.S. Government, were $249 and $254 at March 31, 2015 and December 31, 2014, respectively. Because the Company’s billed receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term sales contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the March 31, 2015 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.
NOTE 9
INVENTORIES, NET
Inventories, net were comprised of the following:

	March 31, 2015	December 31, 2014
Production costs of contracts in process	$205	$192
Less progress payments	(24)	(17)
Production costs of contracts in process, net	181	175
Product inventory	50	50
Inventories, net	$231	$225
NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
As of March 31, 2015 and December 31, 2014, goodwill was $1,973 and $1,976, respectively. As of March 31, 2015 and December 31, 2014, goodwill for our C4ISR Electronics and Systems segment was $1,805 and $1,807, respectively, and goodwill for our Information and Technical Services segment was $168 and $169, respectively.
Other Intangible Assets, Net
Information regarding our other intangible assets was as follows:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$517	$(389)	$128	$521	$(389)	$132
Proprietary technology	35	(24)	11	36	(23)	13
Trademarks, patents and other	9	(5)	4	9	(4)	5
Total other intangible assets	$561	$(418)	$143	$566	$(416)	$150

Page | 11

Amortization expense related to other intangible assets for the three months ended March 31, 2015 and 2014 was $5 and $7, respectively.
Estimated amortization expense for the remaining nine months of 2015 and each of the five succeeding years and thereafter is as follows:

Remaining 2015	$16
2016	20
2017	17
2018	15
2019	13
2020 and thereafter	62
Total	$143
NOTE 11
DEBT
Debt consisted of the following:

	March 31, 2015	December 31, 2014
Long-term debt	$650	$650
Unamortized debt discounts	(1)	(1)
Total long-term debt	$649	$649
 The following table provides a summary of interest rates, carrying values and estimated fair values of outstanding long-term debt:

		March 31, 2015		December 31, 2014
	Interest rate	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes due 2016	4.25%	$250	$260	$250	$259
Senior notes due 2021	5.55%	400	440	400	429
Total		$650	$700	$650	$688
The fair value of our notes was determined using prices in secondary markets for identical and similar securities (Level 2 inputs) obtained from external pricing sources.
Credit Facility
The Company has a competitive advance and revolving credit facility agreement (“Credit Facility”) with a consortium of lenders, which is available for working capital and other general corporate purposes. The Credit Facility provides for a senior unsecured revolving credit facility in an aggregate principal amount of up to $500, which may be increased, at the request of the Company and with the consent of the participating lenders, up to an aggregate amount of $200, for a maximum aggregate amount of $700. The Credit Facility includes a $100 letter of credit commitment. The Credit Facility matures on December 23, 2019, and may be extended for additional one year periods, subject to consent of participating lenders and continuing compliance with the financial covenants and other customary conditions. Borrowings under the Credit Facility bear interest at rates based, at the Company's option, on a Eurodollar rate or an alternate base rate, as defined in the Credit Facility. As of March 31, 2015 and December 31, 2014, there were no borrowings or letters of credit outstanding under the Credit Facility.

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
Senior Notes
The Company has outstanding long-term debt consisting of $250 aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 aggregate principal amount of 5.55% senior notes due October 1, 2021 (together the “Notes”). As of March 31, 2015 and December 31, 2014, accrued interest payable on the Notes, included in other accrued liabilities, was $16 and $8, respectively, and is payable on April 1 and October 1 of each year.
The Notes have covenants that restrict our ability to, subject to exceptions, incur indebtedness secured by liens or engage in sale and leaseback transactions. The Notes also have customary events of default, including, but not limited to, non-payment of principal and interest, and certain events of bankruptcy, insolvency or reorganization of the Company. Under the terms of the Notes, we have the option to redeem the Notes prior to maturity. In addition, if the Notes cease to be rated investment grade by each of Moody’s Investors Service, Inc., Fitch Inc. and Standard & Poor’s Rating Services on any date during the 60-day period following the first public announcement of a change of control transaction, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder’s Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Notwithstanding the foregoing, a holder of the Notes will not have the right to require us to repurchase such holder's Notes until the change of control transaction has actually been consummated.
NOTE 12
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Three Months Ended March 31,
	2015			2014
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$19	$—	$19	$16	$—	$16
Interest cost	61	5	66	63	5	68
Expected return on plan assets	(89)	(5)	(94)	(85)	(5)	(90)
Amortization of net actuarial loss	28	1	29	21	1	22
Net periodic benefit cost	19	1	20	15	1	16
Effect of curtailments	—	—	—	1	—	1
Total net periodic benefit cost	$19	$1	$20	$16	$1	$17
We contributed $38 and $33 to our qualified defined benefit pension plans during the three months ended March 31, 2015 and 2014, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans in the range of $125 to $135 during the remainder of 2015.

Page | 13

NOTE 13
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan to govern awards granted to Exelis employees and directors, including awards of non-qualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, and other awards.
The following table provides the impact of stock-based compensation in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2015	2014
Compensation cost for equity-based awards	$2	$7
Compensation cost for liability-based awards	6	1
Total compensation costs, pre-tax	$8	$8
Future tax benefit	$3	$3
At March 31, 2015, total unrecognized compensation costs related to equity-based awards and liability-based awards were $9 and $22, respectively, which are expected to be recognized ratably over a weighted-average period of 1.7 years and 1.9 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the three months ended March 31, 2015:

	Stock Options		Restricted Stock Units
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	10.79	$10.74	2.63	$12.44
Granted	—	—	0.78	24.05
Exercised	(1.25)	10.51	—	—
Vested	—	—	(1.09)	11.87
Forfeited, canceled or expired	(0.10)	10.27	(0.03)	12.23
Outstanding at March 31, 2015	9.44	$10.78	2.29	$16.68
During the three months ended March 31, 2015, we granted long-term incentive awards to employees consisting of 0.8 RSUs with a weighted average grant date fair value per share of $24.05. The RSUs are liability-based awards that are cash settled upon vesting and vest annually in three equal installments. We did not grant any NQOs or TSR awards during the three months ended March 31, 2015. The fair value of the RSUs is measured quarterly based on the closing price of Exelis common stock on the last day of the quarter.
NOTE 14
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

Page | 14

For the three months ended March 31, 2015, charges for services provided by Exelis to Vectrus under the separation agreements, net of costs passed through to third parties, were $1. At March 31, 2015 and December 31, 2014, total receivables due to Exelis from Vectrus were $13 and $14, respectively.
ITT Separation Agreements
On October 31, 2011, ITT Corporation ("ITT") completed the spin-off (the “ITT Spin-off”) of Exelis and Exelis began operating as a stand-alone publicly traded corporation. Prior to the Spin-off, Exelis operated as the Defense and Information Solutions Segment of ITT.
After the ITT Spin-off, Exelis, ITT and Xylem Inc. operate independently of each other and none of the companies have any ownership interest in the other. In order to govern certain ongoing relationships between Exelis, ITT and Xylem Inc. following the ITT Spin-off and to provide mechanisms for an orderly transition, Exelis, ITT, and Xylem Inc. executed the various agreements that govern the ongoing relationships between and among the three companies after the ITT Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the ITT Spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, several real estate matters agreements, and Master Transition Services Agreement.
The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem Inc. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims.
Services provided to and received from ITT and Xylem Inc. under the separation agreements were generally provided at cost and were substantially completed by the end of 2013. At March 31, 2015 and December 31, 2014, total payables due from Exelis to ITT and Xylem Inc. were $9 and $9, respectively, and total receivables due to Exelis from ITT and Xylem Inc. were $7 and $7, respectively.
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
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We have estimated and accrued $26 and $26 as of March 31, 2015 and December 31, 2014, respectively, for environmental matters. We believe the total amount accrued is appropriate based on existing facts and circumstances.
The following table illustrates the range of estimated loss and number of active sites for these environmental matters:

	March 31, 2015	December 31, 2014
Low-end range	$23	$22
High-end range	$69	$69
Number of active environmental investigations and remediation sites	48	46
In June 2014, the Company received notice from the Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. Pending further information, this matter is included in the number of active sites and the high-end range of estimated loss based on our historical costs for similar matters.
On April 11, 2014, the EPA issued a proposed plan for remedial alternatives to address the cleanup of the lower eight mile stretch of the Passaic River. The EPA estimates the cost for the alternatives will range from $0.4 billion to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The EPA is currently evaluating all the input from a public comment period that ended in August 2014 before it makes its final record of decision, which is expected during the second half of 2015. Therefore, the ultimate remedial approach and associated costs and the parties who will participate in funding the remediation and their respective allocations have not been determined. The Company has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. We will vigorously defend our self in this matter and we believe our ultimate costs will not be material.
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
Letters of Credit
In the ordinary course of business, we use standby letters of credit, guarantees issued by commercial banks and surety bonds issued by insurance companies, as well as self-guarantees, principally to guarantee our performance on certain contracts and to support our self-insured workers’ compensation plans. At March 31, 2015, there was an aggregate of approximately $89 in surety bonds, guarantees and stand-by letters of credit outstanding.
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
Segment financial results were as follows:

	Three Months Ended March 31,
	2015			2014
	Product Revenue	Service Revenue	Total Revenue	Product Revenue	Service Revenue	Total Revenue
C4ISR Electronics and Systems	$508	$—	$508	$480	$—	$480
Information and Technical Services	—	277	277	—	268	268
Total	$508	$277	$785	$480	$268	$748

	Three Months Ended March 31,
	2015	2014
Operating Income
C4ISR Electronics and Systems	$74	$40
Information and Technical Services	30	29
Total Operating Income	$104	$69
Operating Margin
C4ISR Electronics and Systems	14.6%	8.3%
Information and Technical Services	10.8%	10.8%
Total Operating Margin	13.2%	9.2%

	March 31, 2015	December 31, 2014
Assets
C4ISR Electronics and Systems	$3,066	$3,040
Information and Technical Services	644	658
Segments total	3,710	3,698
Corporate and Other	1,121	1,180
Total Assets	$4,831	$4,878

Page | 18

NOTE 17
PROPOSED MERGER
On February 5, 2015, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Harris under which the Company will become a wholly owned subsidiary of Harris when the transaction closes. Under the Merger Agreement, at the time of the merger, all issued and outstanding shares of Exelis common stock will be canceled and Exelis shareholders will receive $16.625 in cash and 0.1025 of a share of Harris common stock for each share of Exelis common stock they own. Upon closing, Harris shareholders will own approximately 85 percent of the combined company and Exelis shareholders will own approximately 15 percent. The proposed merger has been approved by the boards of directors of both companies. The transaction is expected to close during the second quarter of 2015, subject to customary closing conditions, including those set forth below. There are no assurances that the proposed merger with Harris will be consummated on the expected timetable, or at all.
The completion of the proposed merger is subject to certain conditions, including: (1) the approval of the Merger Agreement by Exelis’ shareholders (on May 22, 2015, Exelis shareholders will vote to approve the Merger Agreement at a special meeting); (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (3) receipt of required regulatory approvals, including all consents required to be obtained from the Federal Communications Commission pursuant to communications laws in connection with the merger; (4) the absence of certain legal impediments preventing the consummation of the merger; (5) the approval by the New York Stock Exchange of the listing of the shares of Harris common stock issuable to Exelis shareholders under the merger agreement; (6) the effectiveness of the registration statement on Form S-4 filed by Harris relating to the shares of Harris common stock to be issued in the merger; (7) the truth of the representations and warranties of the parties and the compliance of the parties with their respective covenants, subject to customary qualifications including with respect to materiality; and (8) the absence of a material adverse effect occurring with respect to Exelis.
To date, two putative class action lawsuits, captioned McGill v. Hake et al., Case No. 1:15-cv-00217, and The George Leon Family Trust, et al. v. Exelis Inc., et al., Case No. 1:15-cv-00466, which are referred to collectively as the shareholder litigation, have been filed by purported Exelis shareholders in the United States District Court for the Southern District of Indiana against Exelis, the members of Exelis’ board of directors, Harris and Harris Communications Solutions (Indiana), Inc. ("Merger Sub") in connection with the announcement of the merger. The two actions were consolidated by order of the court dated April 20, 2015. The operative complaint alleges, among other things, that the directors of Exelis have breached their fiduciary duties owed to shareholders by approving the proposed acquisition of Exelis by Harris, that Exelis, Harris and Merger Sub have aided and abetted the directors of Exelis in breaching their fiduciary duties, and that Exelis and its directors have made untrue statements of material fact and omitted material facts in the registration statement filed by Harris in connection with the merger, in violation of federal securities laws. Among other things, the shareholder litigation seeks to enjoin the merger. Exelis, Harris, Merger Sub, and their respective directors believe that the shareholder litigation and the underlying claims are without merit.

Page | 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q as well as the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which provides additional information regarding the Company, our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward looking statements.
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

Page | 20

Economic Opportunities, Challenges, and Risks
U.S. defense and other discretionary federal budgets have been under political pressure due to concerns over persistent U.S. fiscal deficits and the level of U.S. national debt. Congress and the President reached agreements on omnibus appropriations packages allocating $1.014 trillion in discretionary spending for the U.S. federal government in fiscal year 2015 that complies with the Bipartisan Budget Act of 2013, better known as the Ryan-Murray budget deal, avoiding sequestration. Since the changes made by the Ryan-Murray budget deal have run their natural two year agreed upon course, the federal budget will return to the possibility of enforced sequestration in the fiscal year 2016 budget and appropriations cycle which will require a $38 billion base budget DoD decrease from the permitted fiscal year 2015 cap and an estimated $112 billion in defense spending reductions through fiscal year 2019. However, for fiscal year 2016, the President’s budget proposal anticipates expenditures above the cap required by sequestration under the Budget Control Act of 2011, while the House and Senate’s budget resolution increases the amount of spending for Overseas Contingency Operations, which is not covered by the cap.
Companies which derive substantial revenues from federal contracting will benefit from comprehensive legislation which implements fundamental multi-year changes that would prevent sequestration from continuing. The debate over how and when a solution may be reached over the as-yet unresolved sequestration matter remains a significant issue for the defense industry.
The information provided above does not represent a complete list of known trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Part 1, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our disclosure under the caption “Forward-Looking and Cautionary Statements” at the end of this section.
Executive Summary
Exelis reported revenue of $785 for the quarter ended March 31, 2015, an increase of 5% compared to the corresponding period in 2014. The increase in revenue was driven by a revenue increase of 6% within our C4ISR Electronics and Systems segment primarily due to new satellite payload contracts. Revenue also increased 3% within our Information and Technical Services segment.
Operating income for the three months ended March 31, 2015 was $104, reflecting an increase of $35 or 51% compared to the corresponding prior year period. Operating margin increased quarter-over-quarter to 13.2% from 9.2%. The increase in operating income and operating margin was primarily due to a decrease in the cost of product revenue as a percentage of product revenue.
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

Page | 21

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$59	$39
Separation costs related to the Vectrus spin-off, net of tax	—	5
Adjusted income from continuing operations	$59	$44
DISCUSSION OF FINANCIAL RESULTS
THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
	2015	2014	Change
Product and service revenue	$785	$748	4.9%
Cost of product and service revenue	572	566	1.1%
Operating expense	109	113	(3.5)%
Operating income	104	69	50.7%
Operating margin	13.2%	9.2%
Interest expense, net	9	9	—%
Other (income) expense, net	—	(2)	(100)%
Income tax expense	36	23	56.5%
Effective income tax rate	37.9%	37.1%
Income from continuing operations	59	39	51.3%
Income from discontinued operations, net of tax	—	13	(100)%
Net income	$59	$52	13.5%
Revenue
Revenue for the three months ended March 31, 2015 increased $37 or 4.9%, as compared to the same prior year period. The following table illustrates revenue for our segments:

	Three Months Ended March 31,
	2015	2014	Change
C4ISR Electronics and Systems	$508	$480	5.8%
Information and Technical Services	277	268	3.4%
Total revenue	$785	$748	4.9%
Revenue from our C4ISR Electronics and Systems segment increased $28 for the three months ended March 31, 2015 as compared with the same period in 2014. The increase in revenue was primarily due to higher revenue on our Radiation Budget Instrument (RBI) satellite payload contract with NASA, our Greenhouse Gas Observing Satellite-2 (GOSAT) payload contract with a Japanese customer and our Advanced Integrated Defensive Electronic Warfare Suite (AIDEWS) products for international military aircraft of approximately $10, $7 and $6, respectively. The increase in revenue was partially offset by lower revenue on our Integrated Defensive Electronic Countermeasures (IDECM) products for military aircraft of approximately $7.
Revenue from our Information and Technical Services segment increased $9 for the three months ended March 31, 2015 as compared with the same period in 2014. The increase in revenue was primarily due to higher net activity on our Civil and Aerospace Systems program area contracts, including our Space Communications Network Services (SCNS) contract with NASA, of approximately $16. The increase in revenue was partially offset by lower net activity on our Advanced Information Systems program area contracts of approximately $9.

Page | 22

Cost of Revenue and Operating Expenses
Cost of product and service revenue and other operating expenses are comprised of the following:

	Three Months Ended March 31,
	2015	2014	Change
Cost of product revenue	$354	$354	—%
% of product revenue	69.7%	73.8%
Cost of service revenue	$218	$212	2.8%
% of service revenue	78.7%	79.1%
Selling, general and administrative expenses	$95	$98	(3.1)%
% of total revenue	12.1%	13.1%
Research and development expenses	$13	$10	30.0%
% of total revenue	1.7%	1.3%
Restructuring and asset impairment charges	$1	$5	(80.0)%
% of total revenue	0.1%	0.7%
Cost of Product and Service Revenue
There was no change in the cost of product revenue for the three months ended March 31, 2015 as compared to the same period in 2014 within our C4ISR Electronics and Systems segment. The cost of product revenue as a percentage of product revenue decreased for the three months ended March 31, 2015 as compared to the corresponding period in 2014 primarily due to a net revenue mix of higher margin products, including international night vision products.
The increase in cost of service revenue of $6 or 2.8% for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to increased activity within our Information and Technical Services segment. There was no significant change to the cost of service revenue as a percentage of service revenue for the three months ended March 31, 2015 as compared to the corresponding period in 2014.
Selling, General & Administrative (SG&A) Expenses
SG&A expenses as a percentage of total revenue were 12.1% for the three months ended March 31, 2015 as compared to 13.1% during the same period in 2014. The decrease in SG&A expenses as a percentage of total revenue was primarily due to lower SG&A expenses and higher revenue. For the three months ended March 31, 2015, SG&A expenses decreased as compared to the same period in 2014 primarily due to cost reductions resulting from prior year restructuring actions and other cost saving initiatives.
Research and Development (R&D) Expenses
The increase in R&D expenses of $3 or 30.0% for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to increased investment in current R&D projects.
Restructuring and Asset Impairment Charges
The decrease in restructuring and asset impairment charges of $4 for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to the completion of significant restructuring actions in 2014 and 2013.

Page | 23

Operating Income
The following table illustrates the operating income results of our business segments, including operating margin results.

	Three Months Ended March 31,
	2015	2014	Change
C4ISR Electronics and Systems	$74	$40	85.0%
Operating margin	14.6%	8.3%
Information and Technical Services	30	29	3.4%
Operating margin	10.8%	10.8%
Total operating income	$104	$69	50.7%
Total operating margin	13.2%	9.2%
Operating income at our C4ISR Electronics and Systems segment for the three months ended March 31, 2015 increased $34 or 85.0% as compared to the same period in 2014. Operating income as a percentage of revenue for the three months ended March 31, 2015 was 14.6% as compared to 8.3% for the same period in 2014. The increase in operating margin was primarily due to lower cost of product revenue as a percentage of product revenue for the three months ended March 31, 2015 as compared to the same period in 2014.
Operating income at our Information and Technical Services segment for the three months ended March 31, 2015 increased $1 or 3.4% as compared to the same period in 2014. Operating income as a percentage of revenue for the three months ended March 31, 2015 and 2014 was 10.8%. There was no change in operating margin for the three months ended March 31, 2015 as compared to the same period in 2014.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2015 and 2014, net cumulative catch-up adjustments related to prior periods increased / (decreased) operating income by approximately $10 and $(6), respectively. Productivity improvements and contract pricing adjustments primarily contributed to the net favorable cumulative catch-up adjustments in the current period.
Impact to Operating Income from Defined Benefit Plan Expense
We recorded net periodic benefit cost of $20 for the three months ended March 31, 2015 as compared to $17 in the same period in 2014. The increase in net periodic benefit cost was primarily attributable to higher amortization of net actuarial loss for the three months ended March 31, 2015 as compared to the same period in 2014. Net actuarial loss increased in the prior year primarily due to a decrease in the discount rate and changes to mortality assumptions for plan participants.
Interest Expense, Net
We recorded interest expense, net, of $9 for the three months ended March 31, 2015 and 2014. Interest expense, net, is primarily related to our senior notes.
Other (Income) Expense, Net
We recorded other (income) expense, net, of $0 for the three months ended March 31, 2015 as compared to other income, net, of $2 in the same period in 2014. The period-over-period change was not significant.

Page | 24

Income Tax Expense
We recorded income tax expense of $36 for the three months ended March 31, 2015 as compared to $23 in the same period in 2014, which represented effective income tax rates of 37.9% and 37.1%, respectively. The increase in the quarterly effective income tax rate as compared to the same period in 2014 was primarily due to a slightly higher state income tax rate for the three months ended March 31, 2015 as compared to the same period in 2014.
Income From Discontinued Operations, Net of Tax
We recorded income from discontinued operations, net of tax, of $0 for the three months ended March 31, 2015 as compared to $13 during the same period in 2014. Income from discontinued operations, net of tax, relates to the financial results of Vectrus presented under the discontinued operations accounting guidance up to the completion of the Vectrus spin-off on September 27, 2014. The period-over-period decrease was due to the completion of the Vectrus spin-off prior to the first quarter of 2015. Income from discontinued operations, before income tax expense, includes separation costs of $0 and $4 for the three months ended March 31, 2015 and 2014, respectively.
The table below summarizes the operating results of Vectrus.

Three Months Ended March 31, 2014
Revenue	$297
Income from discontinued operations, before income tax expense	$20
Income tax expense	7
Income from discontinued operations, net of tax	$13
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
Funded orders received decreased $0.2 billion, to $0.7 billion, during the three months ended March 31, 2015 as compared to the same period in 2014, primarily driven by lower net awards for IDECM products, night vision products and GPS and scientific satellite payloads and within our C4ISR Electronics and Systems segment. The decrease in funded orders was partially offset by new awards on our SCNS contract within our Information and Technical Services segment. At March 31, 2015, total backlog was $5.8 billion compared to $6.3 billion at December 31, 2014. The decrease in total backlog was primarily due to lower backlog on Command, Control and Communications Systems program area contracts within our Information and Technical Services segment.
Backlog consisted of the following:

(In billions)	March 31, 2015	December 31, 2014
Funded backlog	$2.7	$2.8
Unfunded backlog	3.1	3.5
Total backlog	$5.8	$6.3

Page | 25

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
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act, the Highway and Transportation Funding Act of 2014 and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
At December 31, 2014, our defined benefit pension plans were underfunded by $1.9 billion. During the three months ended March 31, 2015, we made total contributions of $38 to our qualified pension plans. We currently anticipate making additional contributions to our qualified pension plans in the range of $125 to $135 during the remainder of 2015.
Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.
Dividends
Our Board of Directors will review and approve the declaration and distribution of any future dividends based on an analysis of many factors, including our operating performance and outlook, financial condition, available liquidity and expected future requirements for cash and capital resources. There is no requirement or assurance that we will declare and pay any future dividends. Under the terms of the merger agreement that we entered into with Harris Corporation, we may only declare one quarterly cash dividend in each quarter of 2015 in an amount per share not to exceed $0.1033 per share.
On February 19, 2015, our Board of Directors declared a cash dividend of $0.10 per share, payable on April 1, 2015 to shareholders of record on March 13, 2015.

Page | 26

Sources and Uses of Liquidity
The following table provides the net cash provided by or used in operating activities, investing activities and financing activities.

	Three Months Ended March 31,
	2015	2014
Operating activities	$(17)	$(108)
Investing activities	(2)	(4)
Financing activities	(7)	(24)
Foreign exchange	(5)	—
Net cash flow from continuing operations	$(31)	$(136)
Net cash used in operating activities decreased $91 for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to changes in accounts payable of $23, increased income from continuing operations of $20 and changes in advance payments and billings in excess of costs of $14.
Net cash used in investing activities decreased $2 for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to an increase in proceeds from the sale of assets.
Net cash used in financing activities decreased $17 for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to a decrease in cash paid for common stock repurchases of $24. We did not repurchase any of our outstanding common stock during the three months ended March 31, 2015.
Capital Resources
At March 31, 2015, the Company held cash and cash equivalents of $479, which included $114 held by foreign subsidiaries, and the Company had a $500 revolving credit facility which expires in December 2019. There were no borrowings outstanding under the credit facility as of March 31, 2015.
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
If the senior notes cease to be rated investment grade by each of Moody’s Investors Service, Inc., Fitch Inc. and Standard & Poor’s Rating Services on any date during the 60-day period following the first public announcement of a change of control transaction, each holder of our notes will have the right to require us to repurchase all or any part of such holder’s notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Notwithstanding the forgoing, a holder of our senior notes will not have the right to require us to repurchase such holder's senior notes until the change of control transaction has been consummated.
The credit facility and senior notes are discussed further in Note 11, “Debt,” in the notes to the unaudited Condensed Consolidated Financial Statements.
Contractual Obligations
There have been no material changes to our contractual obligations from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Page | 27

Off-Balance Sheet Arrangements
At March 31, 2015, we had no significant off-balance sheet arrangements other than operating leases and certain indemnifications. There have been no material changes to our operating leases from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
We do not have a liability recorded for our historic indemnifications and are not aware of any claims or other information that we believe would give rise to material payments under such indemnities. We are not aware of any claims or other circumstances that would give rise to material payments to Vectrus, ITT Corporation or Xylem Inc. under the indemnities that we provide to them pursuant to various separation arrangements entered into in connection with the Vectrus and ITT Corporation spin-offs.
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
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Act”). Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” "may," "could," "outlook" and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2015. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to accomplish their objectives.

Page | 28

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 and concluded that no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are party to or have property subject to claims and other legal proceedings, including employment related matters, matters in connection with our contracts and matters arising under provisions relating to the protection of the environment. For information regarding these matters, including current environmental estimates of the amounts that we believe are required for remediation or clean-up, see Note 15, “Commitments and Contingencies,” and Note 17, "Proposed Merger," to the unaudited Condensed Consolidated Financial Statements. While we cannot predict the outcome of these matters with certainty, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
The “Risk Factors” section, under Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014 describes risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(In millions, except per share amounts, unless otherwise stated)
There were no sales of unregistered equity securities during the quarter ended March 31, 2015. There were also no repurchases of our common stock that was registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2015.
We have a share repurchase program, which was approved by the Board of Directors on November 4, 2014, for the repurchase of our outstanding common stock, from time-to-time, up to an authorized amount of $350. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The share repurchase program expires on November 4, 2016. As of March 31, 2015, we had repurchased a total of 1.5 shares of our common stock under this program for $28, and had remaining authorization of $322 for future share repurchases. Under the terms of the merger agreement that we entered into with Harris Corporation, we are not permitted to repurchase our outstanding common stock pursuant to the share repurchase program.
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

EXELIS INC.
(Registrant)

May 6, 2015	/s/ GREGORY P. KUDLA
(Date)	Gregory P. Kudla
Chief Accounting Officer
(Principal Accounting Officer)

Page | 30

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	Amended and Restated Articles of Incorporation of Exelis Inc.	Incorporated by reference to Exhibit 3.1 of Exelis Inc.’s Form 8-K Current Report filed on October 14, 2011 (CIK No. 1524471, File No. 1-35228).

(3.2)	Amended and Restated By-laws of Exelis Inc.	Incorporated by reference to Exhibit 3.2 of Exelis Inc.’s 10-Q filed on October 31, 2014 (CIK No. 1524471, File No. 1-35228).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(4.3)	Form of Exelis Inc. 5.550% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Exelis Inc.’s Form S-4 Registration Statement filed on May 25, 2012 (CIK No. 1524471, File No. 333-181682).

(10.01)	Agreement and Plan of Merger, dated February 5, 2015, by and among Exelis Inc., Harris Corporation and Harris Communication Solutions	Incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Form 8-K Current Report filed on February 6, 2015 (CIK No. 1524471, File No. 1-35228).

(10.02)	Amended and Restated Exelis Inc. Annual Incentive Plan for Executive Officers	Filed herewith

(11)	Statement re computation of per share earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” of Exelis Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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

Page | 31

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

(101)
The following materials from Exelis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
Submitted electronically with this Report.

Page | 32